Form 10-K
period 2012-12-31
HOME PROPERTIES INC
filed 2013-02-22
CIK 923118

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

The aggregate market value of the 48,992,495 shares of common stock held by non-affiliates was $3,006,179,493 based on the closing sale price of $61.36 per share on the New York Stock Exchange on June 30, 2012.

As of February 14, 2013, there were 51,535,219 shares of common stock, $0.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Part Into Which Incorporated
Proxy Statement for the Annual Meeting of Stockholders to be held on April 30, 2013	Part III

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

The Company conducts its business through Home Properties, L.P. (the “Operating Partnership”), a New York limited partnership, and a management company, Home Properties Resident Services, Inc. (“HPRS”), which is a Maryland corporation.  At December 31, 2012, the Company held 83.2% (81.8% at December 31, 2011) of the limited partnership units in the Operating Partnership (“UPREIT Units”).

Home Properties, through its affiliates described above, as of December 31, 2012, owned and operated 121 communities with 42,635 apartment units (the “Communities” or the “Properties”).

The Properties are concentrated in the following market areas:

		Apartment
Market Area	Communities	Units
Suburban Washington, D.C.	32	13,161
Baltimore, MD	23	10,477
Suburban New York City	28	7,225
Philadelphia, PA	17	5,067
Boston, MA	12	3,303
Chicago, IL	7	2,566
Southeast Florida	2	836

Totals	121	42,635

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

The Company (continued)

The Company’s long-term business strategies include:

•                  proactively managing and improving its communities to achieve increased net operating income;

•                  acquiring additional apartment communities with attractive returns at prices that provide a positive spread over the Company’s long-term cost of capital;

•                  limited development of new apartment communities on entitled land, on land adjacent to existing owned communities, and, where there are density opportunities, to replace existing garden apartments with mid-rise structures;

•                  disposing of properties that have reached their potential, are less efficient to operate, or are located in markets where growth has slowed to a pace below that of the markets targeted for acquisition; and

•                  maintaining a strong and flexible capital structure with cost-effective access to the capital markets.

Structure

The Company was formed in November 1993 as a Maryland corporation and is the general partner of the Operating Partnership.  On December 31, 2012, it held an 83.2% partnership interest in the Operating Partnership comprised of: a 1.0% interest as sole general partner; and an 82.2% limited partner interest through its wholly owned subsidiary, Home Properties I, LLC, which owns 100% of Home Properties Trust, which is the limited partner.  The holders of the remaining 16.8% of the UPREIT Units are certain individuals and entities who received UPREIT Units as consideration for their interests in entities owning apartment communities purchased by the Operating Partnership, including certain officers of the Company.

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

•                  enhancing the quality of living for the Company’s residents by improving annually the service and physical amenities available at each community in an environmentally responsible manner;

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

The Company has a strategy of acquiring and repositioning mature C to B- apartment properties.  Since its 1994 IPO, the Company has acquired and repositioned 219 communities, containing more than 61,000 units.  The rehabilitation and revitalization process targets a minimum 10% return on repositioning investments.  It is expected that capital expenditures in 2013 on repositioning investments will decrease slightly from 2012 levels, which were the highest in the Company’s history, as residents demonstrated a preference for an upgraded apartment at a higher monthly rent in a recovering economic environment.  Extensive experience and expertise in repositioning has helped the Company build significant internal design and construction management skills.  The complete repositioning of a community can take place over a five to seven year period.  The comprehensive process typically begins with improvements in landscaping, signage and common areas.  Exterior improvements increase curb appeal and marketability of the property.  Deferred maintenance is corrected, which can include new HVAC systems, roofs, balconies and windows.  At many properties, community centers and swimming pools are added or upgraded.  Apartment interiors are renovated when residents move out, with the most significant investments made in upgrading kitchens and baths.  Complete remodeling of dated kitchens and bathrooms typically includes new appliances, flooring, counters, cabinets, lighting, tile, fixtures, sinks, bathtubs and toilets.  It may include the removal of kitchen walls to open up the living area.  When feasible, in-unit washers and dryers are added. Repositioning efforts upgrade properties that were C to B- level when acquired to the B to B+ level, which, over time, significantly increases the property’s rental income, net operating income and market value.

Acquisition, Development and Sale Strategies

The Company’s strategy is to grow primarily through acquisitions in the suburbs of major metropolitan markets that are near public transportation and major highways, have significant barriers to new construction, limited new apartment supply, easy access to the Company’s headquarters and enough apartments available for acquisition to achieve a critical mass.  Targeted markets also possess other characteristics, including acquisition opportunities below replacement costs, a mature housing stock, high average single-family home prices, a favorable supply/demand relationship, stable or moderate job growth, reduced vulnerability to economic downturns and large prime renter populations including immigrants and young adults in their twenties and early thirties.  The Company currently expects its growth will be focused primarily within suburban sub-markets of selected metropolitan areas within the Northeast and Mid-Atlantic regions of the United States where it has already established a presence.  The largest metropolitan areas the Company will focus on include Baltimore, Boston, New York City, Philadelphia and Washington, D.C.  The Company may expand into new markets that possess the characteristics described above although it has no current plans to do so.  Continued geographic specialization is expected to have a greater impact on operating efficiencies versus widespread accumulation of properties.  The Company will continue to pursue the acquisition of individual properties as well as multi-property portfolios.  It may also consider strategic investments in other apartment companies, as well as strategic alliances, such as joint ventures.

During 2012, the Company acquired three communities with a total of 2,018 units for an aggregate consideration of $298 million, or an average of approximately $148,000 per apartment unit.  The weighted average expected first year capitalization rate for the acquired communities was 5.9%.  Capitalization rate (“cap rate”) is defined as the rate of interest used to convert the first year expected net operating income (“NOI”) less a 2.7% management fee into a single present value.  NOI is defined by the Company as rental income and property other income less operating and maintenance expenses.  Two acquisitions were in suburban Washington, D.C.; and one was in the suburb of Baltimore.

The Company believes that it will have the opportunity to make acquisitions during 2013 and has projected $200 million to $300 million in purchases for the year.

The Company has the ability to develop new market-rate communities.  It plans to engage in development activity only in markets in which it is currently doing business in order to add net asset value and supplement future earnings and growth.  It expects to develop new apartment communities on entitled land and on land adjacent to existing Properties, as well as to increase the density of units at some communities currently owned.  The Company plans to continue construction of one project started in late 2011 and another started in the second quarter of 2012.  The Company plans to spend approximately $120 million on development in 2013.  There are no additional construction starts planned for 2013.

After not selling any communities in both 2010 and 2011, the Company closed on the sale of six communities in 2012 with a total of 1,596 units for approximately $160 million, resulting in a weighted average unlevered internal rate of return (“IRR”) of 14.1% over the ownership period of these six communities.  IRR is defined as the discount rate at which the present value of the future cash flows of the investment is equal to the cost of the investment.  The Company has specifically identified additional communities for sale in 2013 and will continue to evaluate the sale of its communities.  The Company expects to dispose of between $200 million and $300 million of properties for the year.  Typically, a property will be targeted for sale if management is of the opinion that it has reached its potential or if it is located in a slower growth market or is less efficient to operate.  After many years of being a net acquirer, for 2013 the Company is looking to create a better balance, with an equal range targeted of acquisitions and dispositions.  Property sale proceeds add another significant source of capital, reducing reliance on debt and equity sources.

Financing and Capital Strategies

The Company intends to continue to adhere to the following financing policies:

•                  maintaining a ratio of debt-to-total market capitalization (total debt of the Company as a percentage of the value (using the Company’s internally calculated Net Asset Value (“NAV” per share) of outstanding diluted common stock, the UPREIT Units, plus total debt)) of approximately 42% or less;

•                  utilizing primarily fixed rate debt;

•                  varying debt maturities to avoid significant exposure to interest rate changes upon refinancing; and

•                  maintaining a line of credit so that it can respond quickly to acquisition opportunities.

On December 31, 2012, the Company’s debt was approximately $2.8 billion and the debt-to-total market capitalization ratio was 42.2% based on the year-end closing price of the Company’s common stock of $61.31.  The weighted average interest rate on the Company’s mortgage debt as of December 31, 2012 was 5.06% and the weighted average maturity was approximately five years.  Debt maturities are staggered, with an average 10.9% of loans maturing each of the next nine years.  The range is from a high of 22.7% in 2016 (includes line facility bank term loan) to a low of 2.9% in 2014.  As of December 31, 2012, the Company had a $275 million unsecured line of credit facility with M&T Bank and U.S. Bank National Association (acting as joint lead banks) and nine other participating commercial banks with $162.5 million outstanding on the line of credit.

To further strengthen the Company’s balance sheet and increase its financial flexibility, during 2012 the Company pursued certain capital market initiatives as follows:

•                  The Company increased the level of the value of unencumbered properties in relationship to the total property portfolio from 33% to 39%.  This higher level adds flexibility, allowing the Company to place additional unsecured financing if desired, or increase secured borrowing on unencumbered assets.

•                  The Company benefits from its multifamily focus as the Government Sponsored Enterprises (“GSEs”) Fannie Mae and Freddie Mac are still very active lending to apartment owners.  However, no secured debt was added during 2011 or 2012, except for one small loan assumed in conjunction with a property acquisition.  The Company paid off approximately $42 million of mortgage debt in 2012 with a weighted average interest rate of 6.79%.

•                  The Company sold 2.4 million shares of common stock through its at-the-market (“ATM”) equity offering program, generating $145 million in net proceeds.

•                  In 2011, the Company entered into a five-year unsecured term loan for $250 million that bears monthly interest at 1.3% above the one-month LIBOR.  On July 19, 2012, the Company entered into interest rate swap agreements that effectively convert the variable LIBOR portion of this loan to a fixed rate, resulting in an effective rate of 1.99% as of December 31, 2012.

•                 With a focus of adding unsecured debt, in June 2012, the Company issued a private placement note in the amount of $50 million with a seven-year term at a fixed interest rate of 4.16%.

The capital market initiatives described above allowed the Company to achieve stronger key debt and credit metrics at December 31, 2012 versus December 31, 2011 as follows:

•                  total debt to value was reduced to 45.2% from 46.9%;(1)

•                  total secured debt to value was reduced to 35.0% from 39.7%;(1)

•                  interest coverage ratio was increased from 2.5 times to 3.0 times;

•                  fixed charge coverage ratio was increased from 2.4 times to 2.9 times; and

•                  value of unencumbered asset pool was increased from $1.9 billion to $2.7 billion; or from 33.3% to 39.0% of total value, respectively.

(1)         As calculated under the terms of the line of credit facility.

Financing and Capital Strategies (continued)

For 2013, the Company plans to continue to increase the level of the value of unencumbered properties to over 40% of the portfolio, maintaining the debt-to-total market capitalization ratio at a level equal to or slightly less than the level at December 31, 2012 and issuing shares under the current or future ATM programs.

Management expects to continue to fund a portion of its continued growth by taking advantage of its UPREIT structure and using UPREIT Units as currency in acquisition transactions.  During 2010, the Company issued $4.8 million worth of UPREIT Units as partial consideration for one acquired property.  During 2011 and 2012, no UPREIT Units were used as consideration for acquired properties.  It is difficult to predict the level of demand from sellers for this type of transaction.  In periods when the Company’s stock price is trading at a discount to estimated NAV, it is unlikely that management would engage in UPREIT transactions.

In 1997, the Company’s Board of Directors (the “Board”) approved a stock repurchase program under which the Company can repurchase shares of its outstanding common stock and UPREIT Units.  Shares or units may be repurchased through the open market or in privately-negotiated transactions.  The Company’s strategy is to opportunistically repurchase shares at a discount to its estimated NAV, thereby continuing to build value for long-term shareholders.  The last year where the Company repurchased any shares under this program was 2008.  At December 31, 2012, there was approval remaining to purchase 2.3 million shares.  Management does not anticipate making additional share repurchases in 2013.

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

Market Environment

The markets in which Home Properties operates could be characterized long term as stable, with moderate levels of job growth.  After a recessionary period, starting in 2010 and expected to continue through 2013, many regions of the United States have been experiencing varying degrees of economic recovery resulting in improving job growth for both the country as a whole and the Company’s markets.

In 2011, the Company’s markets job growth was slightly behind the U.S. average with 0.7% job growth versus 1.3%, respectively.  In 2012, the Company’s markets job growth continued to lag the U.S. average with a 1.1% growth rate versus 1.4%.  However, the unemployment rate for the Company’s markets of 6.9% continues to compare favorably to the country average of 7.6%.  The Company’s Northern VA/DC market continues to experience the lowest unemployment rate of 5.2% at December 31, 2012.  This market represents 30.9% of the Company’s total apartment unit count.  These favorable comparisons help explain why the Company’s markets helped the Company outperform many of its public company multifamily peers on a measurement of same store NOI growth in both 2011 and 2012, producing the fourth best same store NOI growth out of twelve peers each year.

New construction in the Company’s markets is low relative to the existing multifamily housing stock and compared to other regions of the country.  In 2012, Home Properties’ markets represented 27.8% of the total estimated existing U.S. multifamily housing stock, but only 18.0% of the country’s estimated new supply of multifamily housing units.

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

An analysis of multifamily supply compared to multifamily demand can indicate whether a particular market is tightening, softening or in equilibrium.  The fourth to last column in the “Multifamily Supply and Demand” table on page 11 reflects current estimated net new multifamily supply as a percentage of new multifamily demand for the Company’s markets and the United States.  For both the Company’s markets and the country as a whole, net new supply is low compared to expected new demand.  For the country, net new supply represents 66.5% of net new demand, creating an environment where both pricing and/or occupancy will remain stable with room for some improvement.  The relationship in the Company’s markets is much better, where net new supply after obsolescence is expected to meet only 27.0% of the expected increasing demand for rental housing.

Market Demographics

							2012
							Multifamily
						2012	Units as a %	2012
	% of	2012	2012	2012 vs. 2011	December 2012	Median	of Total	Multifamily
	Company	Number of	Job	Job Growth	Unemployment	Home	Housing Units	Housing
CBSA Market Area	Units	Households	Growth	% Change	Rate	Value	Stock (5)	Stock (6)
Northern VA/DC	30.9%	2,124,902	30,200	1.0%	5.2%	359,142	29.3%	663,573
Baltimore, MD	24.6%	1,045,893	11,700	0.9%	7.0%	262,126	19.6%	223,481
Suburban New York City (1)	16.9%	6,986,610	118,700	1.4%	8.5%	404,713	37.6%	2,857,906
Eastern PA (2)	11.9%	2,600,019	28,200	0.9%	8.4%	210,846	14.9%	416,740
Boston, MA (3)	7.7%	1,994,716	53,800	2.0%	5.9%	564,405	21.3%	462,736
Chicago, IL	6.0%	3,508,312	34,700	0.8%	8.6%	203,997	24.8%	949,813
Southeast Florida (4)	2.0%	2,115,417	1,200	0.1%	8.1%	171,076	39.0%	969,904
Home Properties Markets	100.0%	20,375,869	278,500	1.1%	6.9%	328,277	29.4%	6,544,153
United States		118,582,568	1,857,000	1.4%	7.6%	168,275	17.6%	23,573,720

(1)         Suburban New York City is defined for this report as New York-Northern New Jersey-Long Island, NY-NJ-PA Core Based Statistical Area (CBSA).

(2)         Eastern Pennsylvania is defined for this report as Philadelphia-Camden-Wilmington, PA-NJ-DE-MD CBSA & Allentown-Bethlehem-Easton PA-NJ CBSA.

(3)         Boston, MA is defined for this report as Boston-Cambridge-Quincy, MA CBSA & Portland-South Portland-Biddeford, ME CBSA.

(4)         Southeast Florida is defined for this report as Miami-Fort Lauderdale-Miami Beach, FL CBSA.

(5)         Based on The Nielsen Company 2012 estimates calculated from the 2000 U.S. Census figures.

(6)         2012 Multifamily Housing Stock is from The Nielsen Company estimates of five or more units based on the 2000 U.S. Census.

Sources:  Bureau of Labor Statistics (BLS); The Nielsen Company (formerly Claritas); US Census Bureau - Manufacturing & Construction Div.

Data collected is data available as of January 30, 2013 and in some cases may be preliminary.

BLS is the principal fact-finding agency for the Federal Government in the broad field of labor economics and statistics.

The Nielsen Company is a leading provider of precision marketing solutions and related products and services.

U.S. Census Bureau’s parent Federal agency is the U.S. Dept. of Commerce, which promotes American business and trade.

Multifamily Supply and Demand

					Estimated	Estimated
				Estimated	Net New	Net New
	Estimated		Estimated	2012	Multifamily	Multifamily
	2012	Estimated	2012	New	Supply as a	Supply as a		Expected
	New	2012	Net New	Multifamily	% of New	% of	Expected	Excess
	Supply of	Multifamily	Multifamily	Household	Multifamily	Multifamily	Excess	Revenue
CBSA Market Area	Multifamily (7)	Obsolescence (8)	Supply (9)	Demand (10)	Demand	Stock	Demand (11)	Growth (12)
Northern VA/DC	10,450	3,318	7,132	5,902	120.8%	1.1%	(1,230)	(0.2)%
Baltimore, MD	1,945	1,117	828	1,530	54.1%	0.4%	702	0.3%
Suburban New York City (1)	17,160	14,290	2,870	29,769	9.6%	0.1%	26,899	0.9%
Eastern PA (2)	3,300	2,084	1,216	2,803	43.4%	0.3%	1,587	0.4%
Boston, MA (3)	4,145	2,314	1,831	7,643	24.0%	0.4%	5,812	1.3%
Chicago, IL	3,145	4,749	(1,604)	5,740	(27.9)%	(0.2)%	7,344	0.8%
Southeast Florida (4)	7,053	4,850	2,203	312	706.1%	0.2%	(1,891)	(0.2)%
Home Properties Markets	47,198	32,722	14,476	53,699	27.0%	0.2%	39,223	0.6%
United States	262,762	117,869	144,893	217,997	66.5%	0.6%	73,104	0.3%

(1)-(6) see footnotes prior page

(7)         Estimated 2012 New Supply of Multifamily =  Multifamily permits (2012 figures U.S. Census Bureau, Mfg. & Constr. Div., 5+ permits only) adjusted by the average % of permits resulting in a construction start (estimated at 95%).

(8)         Estimated 2012 Multifamily Obsolescence = Estimated 2012 Multifamily Housing Stock multiplied by the estimated % of obsolescence (0.5%).

(9)         Estimated 2012 Net New Multifamily Supply = Estimated 2012 New Supply of Multifamily - Estimated 2012 Multifamily Obsolescence.

(10)  Estimated 2012 New Multifamily Household Demand = 2012 job growth (Nonfarm, not seasonally adjusted payroll employment figures) (12/31/2011-12/31/2012) multiplied by the expected % of new household formations resulting from new jobs (66.7%) and the % of multifamily households in each market (based on Nielsen estimates).

(11)  Expected Excess Demand = Estimated 2012 New Multifamily Household Demand - Estimated 2012 Net New Multifamily Supply.

(12)  Expected Excess Revenue Growth = Expected Excess Demand divided by 2012 Multifamily Housing Stock.  This percentage is expected to reflect the relative impact that changes in the supply and demand for multifamily housing units will have on occupancy rates and/or rental rates in each market, beyond the impact caused by broader economic factors, such as inflation and interest rates.

Environmental Matters

As a current or prior owner, operator and developer of real estate, the Company is subject to various federal, state and local environmental laws, regulations and ordinances and also could be liable to third parties as a result of environmental contamination or noncompliance at its properties.  See the discussion under the caption, “We may incur costs due to environmental contamination or non-compliance that could adversely affect our financial results and reputation” in Item 1A, Risk Factors, for information concerning the potential effect of environmental regulations on the Company’s operations.

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

Company Website

The Company maintains an Internet website at www.homeproperties.com.  The Company provides free-of-charge access to its Reports filed with the SEC, and any amendments thereto, through this website.  These Reports are available as soon as reasonably practicable after the Reports are filed electronically with the SEC and are found under “Investors/SEC Filings.”  In addition, a paper copy of the Reports filed with the SEC may be obtained at no charge by contacting the Corporate Secretary, Home Properties, Inc., 850 Clinton Square, Rochester, New York 14604.

Current copies of the Company’s Code of Business Conduct and Ethics, Code of Ethics for Senior Financial Officers with Certification, Corporate Governance Guidelines and Charters for the Audit, Compensation, Corporate Governance/Nominating and Real Estate Investment Committees of the Board are also available on the Company’s website under the heading “Investors/Corporate Overview/Governance Documents Highlights.”  A copy of these documents is also available at no charge upon request addressed to the Corporate Secretary at Home Properties, Inc., 850 Clinton Square, Rochester, New York 14604.

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

Real property investments are subject to varying degrees of risk.  If our communities do not generate revenues sufficient to meet operating expenses, debt service and capital expenditures, our cash flow and ability to make distributions to our stockholders will be adversely affected.  A multifamily apartment community’s revenues and value may be adversely affected by general economic conditions (including unemployment); local and regional economic conditions (including population shifts); local and regional real estate considerations (such as oversupply of or reduced demand for apartments); changes in home ownership or condominium affordability; the perception by prospective residents of the convenience and attractiveness of the communities or neighborhoods in which they are located and the quality of local schools and other amenities; and increased operating costs (including real estate taxes and utilities). Certain significant fixed expenses are generally not reduced when circumstances cause a reduction in income from a community.

We depend on rental income for cash flow to pay expenses and make distributions.

We are dependent on rental income from our multifamily properties to pay operating expenses, debt service and capital expenditures, and in order to generate cash to enable us to make distributions to our stockholders.  If we are unable to attract and retain residents or if our residents are unable, due to an adverse change in the economic condition of the region or otherwise, to pay their rental obligations, our financial results and our ability to make expected distributions will be adversely affected.  In addition, the weather and other factors outside of our control can result in an increase in the operating expenses for which we are responsible.

Attractive acquisitions may not be available and acquisitions we may be able to make may fail to meet expectations.

We plan to continue to selectively acquire apartment communities that meet our investment criteria.  We expect that other real estate investors, including insurance companies, pension funds, other REITs and other well-capitalized investors will compete with us to acquire existing properties and to develop new properties.  This competition could increase prices for properties of the type we would likely pursue and adversely affect our growth and profitability.  If we are able to make acquisitions, there are risks that those acquisitions will perform less favorably than we expect.  Our estimates of future income, expenses and the costs of improvements or redevelopment that are necessary to allow us to operate an acquired property as originally intended may prove to be inaccurate.  Other acquisition risks include environmental issues, structural issues, competition, economic submarket changes and employment variables.

Real estate investments are relatively illiquid, and we may not be able to respond to changing conditions quickly.

Real estate investments are relatively illiquid and, therefore, we have limited ability to adjust our portfolio quickly in response to changes in economic or other conditions.  In addition, the prohibition in the Internal Revenue Code (the “Code”) on REITs holding property for sale and related regulations may affect our ability to sell properties without adversely affecting distributions to stockholders.  A number of our properties were acquired using UPREIT Units and twelve of those properties are subject to certain agreements which may restrict our ability to sell such properties in transactions that would create current taxable income to the former owners.

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

If any of these risks materialized, the effect may negatively impact our financial results and reduce the funds available for distribution to our stockholders.  Further, the repositioning and development of properties is also subject to the general risks associated with real estate investments.

Short-term leases expose us to the effects of declining market conditions.

Virtually all of the leases for our properties are short-term leases (generally, one year or less).  Typically, our residents can leave after the end of a one-year lease term.  As a result, our rental revenues are impacted by declines in market conditions more quickly than if our leases were for longer terms.

An increase in operating expenses, including real estate taxes, would negatively affect our financial results.

Unanticipated increases in real estate taxes and other unanticipated or increased operating expenses cannot always be passed through to residents in the form of higher rents and may adversely affect financial results and our ability to make expected distributions.

A significant uninsured property or liability loss could adversely affect us in a material way.

The Company carries comprehensive liability, fire, extended and rental loss insurance for each of our properties.  There are however certain types of extraordinary losses, such as losses for certain natural catastrophes and relating to environmental contamination, for which the Company may not have insurance coverage.  If an uninsured loss occurred, we could incur significant expense.  As a result of a catastrophic uninsured event impacting an entire

Real Estate Investment Risks (continued)

property, we could lose our investment in and cash flow from, the affected property, and could be required to repay any indebtedness secured by that property and related taxes and other charges.

The Company is subject to increased exposure to economic and other competitive factors due to concentration of its Properties in certain markets.

At December 31, 2012, approximately 30.9%, 24.6%, 16.9% and 11.9% (on an apartment unit basis) of the Company’s Properties are located in the Washington, D.C., Baltimore, Maryland, suburban New York City and Philadelphia geographic areas.  The Company’s current strategy is to reduce its concentration in the Washington, D.C. market to below 30%.  However, geographic concentration could present risks if local property market performance falls below expectations as a result of deteriorating economic conditions or other factors.  This could have a negative impact on the Company’s financial condition and results of operations, which could adversely affect our ability to make expected distributions.

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

In every market except Florida, we are exposed to risks associated with inclement winter weather, including increased costs for the removal of snow and ice.  In addition, in all of our markets, we have exposure to severe storms which also could increase the need for maintenance and repair of our communities.

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

Real Estate Investment Risks (continued)

We may incur costs due to environmental contamination or non-compliance that could adversely affect our financial results and reputation.

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

We are aware that some of our communities have or may have lead paint and have implemented an operations and maintenance program at each of those communities to contain, remove or test for lead paint to limit the exposure of our residents.  At some of our properties, we are required by federal law to provide lead-based paint disclosures to our residents.  Failure to comply with the federal notification requirement can result in a penalty.  We do not currently anticipate that we will incur any material liabilities as a result of the presence of lead-based paint at our communities or the failure to provide disclosures.

Mold growth may occur when excessive moisture accumulates in buildings or on building materials, particularly if the moisture problem remains undiscovered or is not addressed over a period of time.  Although the occurrence of mold at multifamily and other structures, and the need to remediate such mold, is not a new phenomenon, there has been increased awareness in recent years that certain molds may in some instances lead to adverse health effects, including allergic or other reactions.  This has resulted in an increasing number of lawsuits against owners and managers of multifamily properties.  Insurance companies have reacted by excluding mold-related claims from existing policies and pricing mold endorsements at prohibitively high rates.  We have adopted programs designed to minimize any impact mold might have on our residents or the property.  However, if mold should become an issue in the future, our financial condition or results of operations may be adversely affected.

All of the Properties and all of the communities that we are currently developing have been subjected to at least a Phase I or similar environmental assessment, which generally does not involve invasive techniques such as soil or ground water sampling.  These assessments, together with subsurface assessments conducted on some of our properties, have not revealed, and we are not otherwise aware of, any environmental conditions that we believe would have a material adverse effect on our business, assets, financial condition or results of operation.  There is no assurance that Phase I assessments would reveal all environmental liabilities.  In addition, environmental conditions not known to the Company may exist now or in the future which could result in liability to the Company for remediation or fines or to third parties for property or personal injury damages, either under existing laws and regulations or future changes to such requirements.

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

As of December 31, 2012, we had approximately $2.2 billion of mortgage debt, a significant portion of which is subject to balloon payments.  We do not expect to have cash flows from operations to make all of these balloon payments.  The mortgage debt matures as follows:

2013	$190 million
2014	75 million
2015	255 million
2016	344 million
2017	265 million
Thereafter	1,036 million

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

Fannie Mae and Freddie Mac (the “GSEs”) are a major source of financing for secured multifamily real estate.  We and other multifamily companies depend in part on the GSEs to finance growth by purchasing or guarantying apartment loans.  In 2011, the Obama administration released a report proposing that the GSEs be gradually eliminated.  The report proposed three possible courses for long-term reform of housing finance.  A final decision by the government to eliminate the GSEs or to change their mandate may adversely affect interest rates and capital availability.  In 2012, the Company added only $7 million of secured debt assumed in connection with an acquisition.  Instead we added $50 million of unsecured debt and increased outstandings on our unsecured line of credit by $160 million.  This demonstrates the Company’s declining reliance on the GSEs.  In addition, management believes, based on the positive performance of the multifamily sector and its low mortgage default rate, that other sources of financing would enter the market such as pension funds and insurance companies.

Real Estate Financing Risks (continued)

The Company in part relies on its line of credit to meet its short-term liquidity requirements.

As of December 31, 2012, the Company had an unsecured line of credit agreement of $275 million with an initial maturity date of December 8, 2015, and a one-year extension, at the Company’s option.  The Company had $162.5 million outstanding under the credit facility on December 31, 2012.

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

In addition to the line of credit, as of December 31, 2012, the Company had $450 million of unsecured debt outstanding.  These loans require the Company to maintain some of the same covenants, ratios and measurements as under the line of credit.  A default in any of these requirements could result in a default of these unsecured loans and a requirement that the loan be repaid early.  This could adversely affect our liquidity and result in increased borrowing costs.

Rising interest rates could adversely affect operations and cash flow.

As of December 31, 2012, approximately 87% of our debt was at fixed rates.  This limits our exposure to changes in interest rates.  Prolonged interest rate increases, however, could negatively affect our ability to make acquisitions, to dispose of properties at favorable prices, to develop properties and to refinance existing borrowings at acceptable rates.

Failure to hedge effectively against interest rates may adversely affect results of operations.

We may manage our exposure to interest rate volatility by using interest rate hedging arrangements, such as interest rate cap agreements and rate swap agreements.  These agreements involve risks, such as the risk that the counterparties may fail to honor their obligations under these arrangements and that these arrangements may reduce the benefits to us if interest rates decline.  Failure to hedge effectively against interest rate changes could have a negative impact on our financial performance and our ability to make distributions to our shareholders and pay amounts due on our debt.

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

If we fail to qualify as a REIT, we will be subject to federal and state income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate rates.  In addition, unless entitled to relief under certain statutory provisions, we will be disqualified from treatment as a REIT for the four taxable years following the year during which REIT qualification is lost.  The additional tax burden on us would significantly reduce the cash available for distribution by us to our stockholders.  Our failure to qualify as a REIT could reduce materially the value of our common stock and would cause all our distributions to be taxable as ordinary income to the extent of our current and accumulated earnings and profits (although, subject to certain limitations under the Code, corporate distributees may be eligible for the dividends received deduction with respect to these distributions).

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

Other Risks

The loss of members of key personnel could negatively affect the Company’s performance.

We depend on the efforts of our executive officers, particularly Edward J. Pettinella, the Company’s President and Chief Executive Officer.  If he resigned or otherwise ceased to be employed by the Company, operations could be adversely affected.  Mr. Pettinella has entered into an Employment Agreement with the Company.

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

Beginning in 2009, the Company made the necessary filings with the Securities and Exchange Commission to institute the sale of its common shares from time to time in “at the market offerings” or negotiated transactions (the “ATM”).  As of December 31, 2012, approximately 2.4 million shares remain available under the current filings relating to the ATM.  If authorized by its Board of Directors, the Company, in the future could affect additional filings to register additional common shares for sale under the ATM.  Sales of substantial amounts of shares of common stock in the public market or the perception that such sales might occur could adversely affect the market price of the common stock.

Item 1B.  Unresolved Staff Comments

None.

Item 2.   Properties

As of December 31, 2012, the Properties consisted of 121 multifamily residential communities containing 42,635 apartment units.  In 2012, the Company acquired three communities with a total of 2,018 units in three transactions for total consideration of $298.2 million.  Also in 2012, the Company sold six communities in separate transactions with a total of 1,596 units for total consideration of $159.6 million.  In 2011, the Company acquired eight communities with a total of 2,817 units in eight transactions for total consideration of $500.7 million.

The Properties are generally located in established markets in suburban neighborhoods and are well maintained and well leased.  Average physical occupancy at the Properties was 94.9% for 2012.  “Physical occupancy” is defined as total possible rental income, net of vacancy, as a percentage of total possible rental income.  Total possible rental income is determined by valuing occupied units at contract rates and vacant units at market rents.  Average economic occupancy at the Properties was 94.0% for 2012.  “Economic occupancy” is defined as total possible rental income, net of vacancy and bad debt expense as a percentage of total possible rental income.  The Properties are typically two- and three-story garden style apartment buildings in landscaped settings and a majority are of brick or other masonry construction.  The Company believes that its strategic focus on appealing to middle income residents and the quality of the services it provides to such residents results in lower resident turnover.  Average turnover at the Properties was approximately 39% for 2012, which is significantly below the national average of approximately 52% for garden style apartments.

Resident leases are generally for a one year term.  Security deposits equal to one month’s rent or less are generally required.

Certain of the Properties collateralize mortgage loans.  See Schedule III contained herein (pages 100 to 102).

The table on the following pages illustrates certain of the important characteristics of the Properties as of December 31, 2012.

Property Information

									(4)	(4)
						(2)	(3)	(3)	2012	2011
						2012	2012	2011	Avg Mo	Avg Mo	12/31/2012
		#	Age		Average	Resident	Average	Average	Rent Rate	Rent Rate	Total Cost
		Of	In	Year	Apt Size	Turnover	Occupancy	Occupancy	per Apt	per Apt	(000)
Region		Apts	Years	Acq/Dev	(Sq Ft)%		%	%	$	$	$
	Core Communities (1)
FL - Southeast	The Hamptons	668	23	2004	945	45%	95%	95%	$1,007	$979	$74,418
FL - Southeast	Vinings at Hampton Village	168	23	2004	1,171	44%	96%	96%	1,124	1,104	19,195
IL - Chicago	Blackhawk	371	51	2000	804	54%	96%	95%	896	871	26,885
IL - Chicago	Courtyards Village	224	41	2001	765	46%	97%	98%	892	843	19,300
IL - Chicago	Cypress Place	192	42	2000	840	33%	97%	97%	1,008	944	16,648
IL - Chicago	Lakeview Townhomes	120	16	2010	1,080	47%	94%	94%	1,228	1,153	16,741
IL - Chicago	The Colony	783	39	1999	716	43%	97%	97%	897	867	60,393
IL - Chicago	The New Colonies	672	38	1998	674	59%	95%	96%	773	756	39,005
MA - Boston	Gardencrest	695	64	2002	907	35%	97%	96%	1,637	1,548	119,414
MA - Boston	Highland House	172	43	2006	709	33%	97%	96%	1,244	1,170	21,183
MA - Boston	Liberty Commons	120	6	2006	1,075	49%	96%	97%	1,310	1,267	14,929
MA - Boston	Liberty Place	107	24	2006	924	36%	96%	96%	1,508	1,447	18,152
MA - Boston	Redbank Village	500	68	1998	752	43%	97%	96%	941	906	31,669
MA - Boston	Stone Ends	280	33	2003	813	43%	96%	95%	1,310	1,250	42,411
MA - Boston	The Heights at Marlborough	348	39	2006	898	43%	95%	94%	1,250	1,187	59,603
MA - Boston	The Meadows at Marlborough	264	40	2006	822	39%	95%	95%	1,202	1,147	41,549
MA - Boston	The Townhomes of Beverly	204	42	2007	973	39%	96%	96%	1,544	1,485	42,111
MA - Boston	The Village at Marshfield	276	40	2004	766	39%	96%	96%	1,202	1,158	40,498
MA - Boston	Westwoods	35	22	2007	832	26%	97%	97%	1,310	1,232	4,654
MD - Baltimore	Annapolis Roads	282	37	2010	977	38%	92%	90%	1,280	1,258	38,626
MD - Baltimore	Bonnie Ridge	960	46	1999	998	40%	96%	95%	1,142	1,105	88,880
MD - Baltimore	Canterbury	618	34	1999	858	42%	95%	95%	1,007	974	44,386
MD - Baltimore	Charleston Place	858	41	2010	817	33%	96%	97%	1,178	1,130	115,801
MD - Baltimore	Country Village	344	41	1998	773	48%	95%	97%	1,049	993	26,411
MD - Baltimore	Dunfield	312	25	2007	916	46%	95%	96%	1,200	1,153	39,353
MD - Baltimore	Fox Hall	720	36	2007	826	40%	92%	92%	895	870	78,116
MD - Baltimore	Gateway Village	132	23	1999	932	34%	96%	96%	1,368	1,336	12,446
MD - Baltimore	Heritage Woods	164	39	2006	925	43%	96%	97%	1,194	1,136	18,146
MD - Baltimore	Middlebrooke	208	38	2010	834	50%	95%	95%	989	942	20,432
MD - Baltimore	Mill Towne Village	384	39	2001	804	42%	96%	94%	924	904	32,894
MD - Baltimore	Morningside Heights	1,050	47	1998	865	38%	92%	93%	929	896	75,085
MD - Baltimore	Owings Run	504	17	1999	1,064	43%	95%	96%	1,269	1,242	51,165
MD - Baltimore	Ridgeview at Wakefield Valley	204	24	2005	972	53%	96%	95%	1,221	1,208	25,109
MD - Baltimore	Saddle Brooke	468	39	2008	889	43%	94%	93%	1,099	1,036	60,541
MD - Baltimore	Selford	102	25	1999	946	42%	97%	94%	1,409	1,364	9,508
MD - Baltimore	The Coves at Chesapeake	469	30	2006	986	43%	94%	92%	1,286	1,234	77,682
MD - Baltimore	The Greens at Columbia	168	26	2010	969	39%	94%	96%	1,427	1,362	28,183

Property Information

									(4)	(4)
						(2)	(3)	(3)	2012	2011
						2012	2012	2011	Avg Mo	Avg Mo	12/31/2012
		#	Age		Average	Resident	Average	Average	Rent Rate	Rent Rate	Total Cost
		Of	In	Year	Apt Size	Turnover	Occupancy	Occupancy	per Apt	per Apt	(000)
Region		Apts	Years	Acq/Dev	(Sq Ft)%		%	%	$	$	$
MD - Baltimore	Top Field	156	39	2006	1,132	37%	95%	97%	1,315	1,270	23,056
MD - Baltimore	Village Square	370	44	1999	967	41%	96%	96%	1,193	1,166	29,267
MD - Baltimore	Westbrooke	110	51	2010	651	42%	95%	95%	862	823	7,967
NJ - Northern	Barrington Gardens	148	39	2005	837	45%	97%	97%	1,286	1,198	14,219
NJ - Northern	Chatham Hill	308	45	2004	856	42%	95%	95%	1,881	1,764	66,185
NJ - Northern	East Hill Gardens	33	54	1998	694	30%	98%	95%	1,607	1,555	3,623
NJ - Northern	Hackensack Gardens	198	64	2005	552	35%	98%	98%	1,176	1,119	20,611
NJ - Northern	Jacob Ford Village	270	64	2007	744	26%	99%	97%	1,327	1,247	35,579
NJ - Northern	Lakeview	106	63	1998	575	36%	97%	96%	1,431	1,380	10,458
NJ - Northern	Northwood	134	47	2004	850	28%	97%	97%	1,387	1,339	20,480
NJ - Northern	Oak Manor	77	56	1998	1,006	26%	98%	95%	1,890	1,797	9,321
NJ - Northern	Pleasant View	1,142	44	1998	738	37%	96%	96%	1,190	1,151	92,459
NJ - Northern	Pleasure Bay	270	41	1998	803	43%	97%	95%	1,081	1,041	20,653
NJ - Northern	Royal Gardens	550	44	1997	872	32%	97%	96%	1,294	1,246	41,531
NJ - Northern	Wayne Village	275	47	1998	790	27%	97%	97%	1,443	1,402	26,493
NJ - Northern	Windsor Realty	67	59	1998	622	51%	95%	97%	1,324	1,287	6,712
NY - Long Island	Bayview/Colonial	160	45	2000	717	29%	99%	98%	1,312	1,260	16,501
NY - Long Island	Cambridge Village	82	45	2002	725	33%	98%	98%	1,873	1,789	8,846
NY - Long Island	Crescent Club	257	39	2010	876	28%	96%	97%	1,345	1,275	36,096
NY - Long Island	Devonshire Hills	656	44	2001	767	39%	97%	97%	1,641	1,584	126,360
NY - Long Island	Hawthorne Court	434	44	2002	759	34%	97%	97%	1,478	1,439	57,497
NY - Long Island	Heritage Square	80	63	2002	696	40%	98%	98%	1,837	1,744	10,486
NY - Long Island	Holiday Square	144	33	2002	575	21%	99%	96%	1,269	1,223	13,322
NY - Long Island	Lake Grove	368	42	1997	775	38%	96%	96%	1,503	1,442	41,339
NY - Long Island	Mid-Island Estates	232	47	1997	684	32%	99%	98%	1,461	1,402	19,700
NY - Long Island	Sayville Commons	342	11	2005	1,012	19%	97%	97%	1,629	1,590	67,838
NY - Long Island	South Bay Manor	61	52	2000	806	36%	97%	96%	1,684	1,642	8,806
NY - Long Island	Southern Meadows	452	41	2001	813	33%	96%	96%	1,464	1,411	56,289
NY - Long Island	Westwood Village	242	43	2002	917	34%	97%	96%	2,484	2,384	45,861
NY - Long Island	Woodmont Village	97	44	2002	725	40%	96%	97%	1,370	1,325	12,669
NY - Long Island	Yorkshire Village	40	43	2002	766	35%	98%	98%	1,905	1,839	5,054
PA - Philadelphia	Castle Club	158	45	2000	814	41%	94%	94%	1,013	978	17,360
PA - Philadelphia	Glen Manor	174	36	1997	642	38%	95%	96%	821	813	10,334
PA - Philadelphia	Golf Club	399	43	2000	857	48%	95%	94%	1,137	1,094	44,683
PA - Philadelphia	Hill Brook Place	274	44	1999	711	34%	96%	95%	942	905	22,348
PA - Philadelphia	Home Properties of Bryn Mawr	316	61	2000	705	72%	95%	94%	1,435	1,295	40,222
PA - Philadelphia	Home Properties of Devon	631	49	2000	913	40%	94%	94%	1,233	1,148	81,516
PA - Philadelphia	New Orleans Park	442	41	1997	696	44%	95%	95%	898	867	32,027

Property Information

									(4)	(4)
						(2)	(3)	(3)	2012	2011
						2012	2012	2011	Avg Mo	Avg Mo	12/31/2012
		#	Age		Average	Resident	Average	Average	Rent Rate	Rent Rate	Total Cost
		Of	In	Year	Apt Size	Turnover	Occupancy	Occupancy	per Apt	per Apt	(000)
Region		Apts	Years	Acq/Dev	(Sq Ft)%		%	%	$	$	$
PA - Philadelphia	Racquet Club East	466	41	1998	910	37%	95%	95%	1,113	1,061	43,439
PA - Philadelphia	Racquet Club South	103	43	1999	860	41%	95%	95%	945	909	7,811
PA - Philadelphia	Ridley Brook	244	50	1999	796	37%	96%	94%	967	939	17,511
PA - Philadelphia	Sherry Lake	298	47	1998	813	38%	96%	96%	1,271	1,205	32,421
PA - Philadelphia	The Brooke at Peachtree Village	146	26	2005	1,261	30%	97%	96%	1,186	1,138	21,331
PA - Philadelphia	The Landings	384	39	1996	912	37%	96%	96%	1,068	1,012	34,772
PA - Philadelphia	Trexler Park	250	38	2000	919	47%	95%	95%	1,118	1,065	27,231
PA - Philadelphia	Trexler Park West	216	4	2008	1,032	55%	96%	96%	1,372	1,299	26,144
PA - Philadelphia	William Henry	363	41	2000	939	46%	95%	94%	1,194	1,131	46,508
VA - Suburban DC	1200 East West	247	2	2010	839	29%	96%	96%	1,885	1,747	84,598
VA - Suburban DC	Braddock Lee	255	57	1998	749	25%	98%	98%	1,396	1,334	23,025
VA - Suburban DC	Cider Mill	864	34	2002	840	33%	96%	95%	1,192	1,151	103,648
VA - Suburban DC	Cinnamon Run	511	52	2005	966	32%	94%	95%	1,276	1,243	78,441
VA - Suburban DC	East Meadow	150	41	2000	943	36%	97%	98%	1,415	1,354	18,333
VA - Suburban DC	Elmwood Terrace	504	39	2000	910	45%	95%	95%	969	926	35,605
VA - Suburban DC	Falkland Chase	450	75	2003	760	40%	96%	96%	1,440	1,402	69,362
VA - Suburban DC	Mount Vernon Square	1,387	38	2006	847	39%	95%	94%	1,289	1,245	163,727
VA - Suburban DC	Park Shirlington	294	57	1998	840	27%	97%	97%	1,380	1,320	25,539
VA - Suburban DC	Peppertree Farm	879	58	2005	1,020	29%	94%	93%	1,245	1,211	120,511
VA - Suburban DC	Seminary Hill	296	52	1999	901	31%	97%	98%	1,367	1,299	25,168
VA - Suburban DC	Seminary Towers	544	48	1999	911	35%	96%	96%	1,440	1,361	51,028
VA - Suburban DC	Tamarron	132	25	1999	955	30%	96%	95%	1,588	1,537	15,113
VA - Suburban DC	The Apts at Wellington Trace	240	10	2004	1,085	52%	97%	98%	1,394	1,323	32,225
VA - Suburban DC	The Courts at Fair Oaks	364	22	2010	798	43%	96%	96%	1,500	1,439	76,047
VA - Suburban DC	The Manor - MD	435	43	2001	908	28%	96%	95%	1,321	1,282	52,033
VA - Suburban DC	The Manor - VA	198	38	1999	819	44%	97%	98%	1,106	1,037	14,754
VA - Suburban DC	The Sycamores	185	34	2002	858	38%	97%	96%	1,449	1,371	25,646
VA - Suburban DC	Village at Potomac Falls	247	13	2010	940	40%	96%	96%	1,391	1,286	40,254
VA - Suburban DC	Virginia Village	344	45	2001	1,003	38%	97%	98%	1,411	1,334	45,244
VA - Suburban DC	West Springfield	244	34	2002	957	39%	96%	97%	1,556	1,475	41,691
VA - Suburban DC	Westchester West	345	40	2008	985	29%	94%	93%	1,337	1,300	53,088
VA - Suburban DC	Woodleaf	228	27	2004	709	41%	96%	94%	1,284	1,248	25,058

	Core Total/Weighted Avg	36,214	40		858	39%	96%	95%	$1,239	$1,189	$4,232,596

	Redevelopment Communities
VA - Suburban DC	Arbor Park of Alexandria	851	44	2000	1,038	50%	80%	87%	$1,462	$1,345	$118,744

Property Information

									(4)	(4)
						(2)	(3)	(3)	2012	2011
						2012	2012	2011	Avg Mo	Avg Mo	12/31/2012
		#	Age		Average	Resident	Average	Average	Rent Rate	Rent Rate	Total Cost
		Of	In	Year	Apt Size	Turnover	Occupancy	Occupancy	per Apt	per Apt	(000)
Region		Apts	Years	Acq/Dev	(Sq Ft)%		%	%	$	$	$
	2011 Acquisition Communities (5)
IL - Chicago	The Gates of Deer Grove	204	38	2011	844	53%	95%	94%	$1,042	$992	$20,902
MA - Boston	The Commons at Haynes Farm	302	21	2011	881	40%	96%	94%	1,288	1,222	43,853
MD - Baltimore	The Apts at Cambridge Court	544	13	2011	900	48%	93%	92%	1,349	1,283	92,238
PA - Philadelphia	Waterview	203	44	2011	776	53%	93%	92%	1,060	1,035	28,157
VA - Suburban DC	Hunters Glen	108	28	2011	822	44%	96%	96%	976	909	8,005
VA - Suburban DC	Newport Village	937	44	2011	1,051	35%	95%	92%	1,553	1,514	209,429
VA - Suburban DC	Somerset Park	108	6	2011	967	44%	97%	95%	1,451	1,388	20,394
VA - Suburban DC	The Courts at Dulles	411	12	2011	991	47%	95%	94%	1,544	1,482	93,796

	2011 Total/Weighted Avg	2,817	26		948	43%	94%	93%	$1,385	$1,333	$516,774

	2012 Acquisition Communities (5)
MD - Baltimore	Howard Crossing	1,350	44	2012	805	42%	91%	n/a	$1,098	n/a	$187,425
VA - Suburban DC	The Manor East	164	48	2012	841	46%	94%	n/a	1,057	n/a	17,485
VA - Suburban DC	Woodway at Trinity Centre	504	15	2012	868	56%	96%	n/a	1,374	n/a	96,571

	2012 Construction Communities (6)
VA - Suburban DC	Courts at Huntington Station	421	1	2011	996	29%	88%	n/a	$1,994	n/a	$121,893
VA - Suburban DC	The Apts at Cobblestone Square	314	—	2012	923	14%	84%	n/a	1,270	n/a	48,691

	2012 Total/Weighted Avg	2,753	22		861	40%	90%	n/a	$1,379	n/a	$472,065

	Property Total/Weighted Avg	42,635	38		868	39%	95%	95%	$1,259	$1,201	$5,340,179

(1)         “Core Communities” represents the 36,214 apartment units owned consistently throughout 2012 and 2011.

(2)         “Resident Turnover” reflects, on an annual basis, the number of moveouts, divided by the total number of apartment units.

(3)         “Average % Occupancy” is the average physical occupancy for the years ended December 31, 2012 and 2011.

(4)  “Avg Mo Rent Rate per Apt” takes into account resident concessions.

(5)         For communities acquired during 2012 and 2011, “Average % Occupancy” is the average physical occupancy from the date of acquisition.

(6)         Courts at Huntington Station construction was completed in 2011 and The Apts at Cobblestone Square was completed in 2012.

Property Development

The Company has the ability to develop new market-rate communities.  It plans to engage in limited development activity only in markets in which it is currently doing business in order to add net asset value and supplement future earnings and growth.  It expects to develop new apartment communities on entitled land and on land adjacent to existing Properties, as well as to increase the density of units at some communities currently owned.

Completed developments

•                  During 2012, the Company completed construction at The Apartments at Cobblestone Square located in Fredericksburg, Virginia, consisting of eight, four-story buildings and a refurbished rail depot, for a total of 314 apartment units.  The total cost for this community was $48.6 million.  Initial occupancy commenced in the fourth quarter of 2011 and stabilization was achieved as of September 2012.

Current construction projects

•                  Eleven55 Ripley, a 379 unit high rise development consisting of two buildings, a 21 story high-rise and a 5 story mid-rise, is located in Silver Spring, Maryland.  Construction commenced in the fourth quarter of 2011, and is expected to continue through 2014 with initial occupancy in the third quarter of 2013 for a total projected cost of $111 million.

•                  The Courts at Spring Mill Station, a 385 unit development consisting of two buildings, being built in a combination donut/podium style, is located in Conshohocken, Pennsylvania.  Construction commenced in the second quarter of 2012, and is expected to continue through 2014 with initial occupancy in the first quarter of 2014.  The total projected cost for this development is $89 million.

Redevelopment

•                  The Company has one project under redevelopment.  Arbor Park, located in Alexandria, Virginia, has 851 garden apartments in fifty-two buildings built in 1967.  The Company plans to extensively renovate all of the units over several years on a building by building basis.  As of December 31, 2012, there were five buildings with 90 units under renovation and twenty-six buildings with 391 units completed and 290 units occupied.  As of December 31, 2012, rents in the renovated units were averaging $1,742 compared to $1,397 for the existing non-renovated units.  As of December 31, 2012, the Company has incurred costs of $14 million for the renovation which is included in buildings, improvements and equipment.  The entire project is expected to be completed in 2014 for a projected cost of $30 million.

Pre-redevelopment

•                  Falkland Chase, located in Silver Spring, Maryland, currently has 450 garden apartments constructed between 1936 and 1939.  The Company has obtained the necessary approvals to redevelop the North parcel which will allow for an increase of units from 182 to approximately 1,185 units.  Active construction for this project has not commenced.

Supplemental Property Information

At December 31, 2012, none of the Company’s properties have an individual net book value equal to or greater than 10% of the total assets of the Company or would have accounted for 10% or more of the Company’s aggregate gross revenues for 2012.  There is no resident who has one or more leases which, in the aggregate, account for more than 10% of the aggregate gross revenues for 2012.

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

	High	Low	Dividends
2012
Fourth Quarter	$63.00	$56.85	$0.66
Third Quarter	$66.98	$60.93	$0.66
Second Quarter	$64.20	$58.35	$0.66
First Quarter	$61.25	$54.42	$0.66

2011
Fourth Quarter	$61.00	$52.11	$0.62
Third Quarter	$67.27	$53.89	$0.62
Second Quarter	$63.72	$58.51	$0.62
First Quarter	$59.00	$52.57	$0.62

As of February 14, 2013, the Company had approximately 2,915 shareholders of record; 51,535,219 common shares (plus 10,433,628 UPREIT Units convertible into 10,433,628 common shares) were outstanding, and the closing price of the Company’s common stock on the NYSE was $61.88.  It is the Company’s policy to pay dividends.  The Company has historically paid dividends on a quarterly basis in the months of February or March, May, August and November.

On February 2, 2013, the Board declared a dividend of $0.70 per share for the quarter ended December 31, 2012.  The dividend is payable February 26, 2013 to shareholders of record on February 14, 2013.

Performance Graph

The following graph compares the cumulative return on the Company’s common stock during the five year period ended December 31, 2012 to the cumulative return of the NAREIT All Equity REIT Index (“NAREIT Equity”) and the Standard and Poor’s 500 Index (“S&P 500”) for the same period.  Management believes that the NAREIT Equity is an appropriate industry index and the S&P 500 is a broad equity market index for purposes of this graph.  The total return on the Company’s common stock assumes that dividends were reinvested quarterly at the same price as provided under the Company’s Dividend Reinvestment and Direct Stock Purchase Plan.  All comparisons are based on a $100.00 investment on December 31, 2007 and the reinvestment of all dividends during the comparison period.  Data for the NAREIT Equity and S&P 500 were provided to the Company by NAREIT.  Stockholders should note that past performance does not predict future results.

	12/31/2007	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012
HME	$100.00	$95.83	$121.85	$148.55	$160.78	$178.75
NAREIT Equity	$100.00	$62.27	$79.70	$101.98	$110.42	$132.18
S&P 500	$100.00	$63.00	$79.68	$91.68	$93.61	$108.59

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

Issuer Purchases of Equity Securities

The Company has a stock repurchase program, approved by its Board of Directors (the “Board”), under which it may repurchase shares of its common stock or UPREIT Units (the “Company Program”).  The shares and units may be repurchased through open market or privately negotiated transactions at the discretion of Company management.  The Board’s action did not establish a specific target stock price or a specific timetable for share repurchase.  At December 31, 2012, the Company had authorization to repurchase 2,291,160 shares of common stock and UPREIT Units under the Company Program.  During the three months ended December 31, 2012, the Company did not repurchase any shares under the Company Program.  The last year where the Company repurchased any shares under that program was 2008.

Participants in the Company’s Stock Benefit Plan can use common stock of the Company that they already own to pay: 1) all or a portion of the exercise price payable to the Company upon the exercise of an option; and, 2) the taxes associated with option exercises and the vesting of restricted stock awards.  In such event, the common stock used to pay the exercise price or taxes is returned to authorized but unissued status, and for purposes of this table is deemed to have been repurchased by the Company, but does not represent repurchases under the Company Program.

The following table summarizes the total number of shares (units) repurchased by the Company during the quarter ended December 31, 2012:

	Total	Average	Maximum shares/units
	shares/units	price per	available under the
Period	Purchased (1)	share/unit	Company Program
Balance October 1, 2012:			2,291,160
October 2012	—	$—	2,291,160
November 2012	—	—	2,291,160
December 2012	977	59.70	2,291,160
Balance December 31, 2012:	977	$59.70	2,291,160

(1)         The Company repurchased 977 shares of common stock through share repurchases by the transfer agent in the open market in connection with the Company’s 401(k) Savings Plan employee deferral and Company matching elections.

Item 6.   Selected Financial Data

The following table sets forth selected financial and operating data on a historical basis for the Company and should be read in conjunction with the financial statements appearing in this Form 10-K (amounts in thousands, except share, per share and unit data).

	2012	2011	2010	2009	2008
Revenues:
Rental income	$591,933	$515,780	$457,819	$441,645	$431,849
Other income (1)	52,415	45,776	40,970	39,705	40,122
Total revenues	644,348	561,556	498,789	481,350	471,971

Expenses:
Operating and maintenance	235,040	217,069	203,421	199,881	196,338
General and administrative	34,174	29,145	25,138	24,476	25,489
Interest	125,809	127,618	120,652	118,052	114,481
Depreciation and amortization	165,642	140,713	122,772	114,725	106,540
Other expenses (2)	2,741	3,225	2,871	—	—
Total expenses	563,406	517,770	474,854	457,134	442,848

Income from operations before gain on early extinguishment of debt	80,942	43,786	23,935	24,216	29,123
Gain on early extinguishment of debt	—	—	—	—	11,304
Income from continuing operations	80,942	43,786	23,935	24,216	40,427
Discontinued operations:
Income (loss) from discontinued operations	2,148	3,878	2,396	(1,452)	1,218
Gain (loss) on disposition of property	80,532	—	(13)	24,314	51,560
Discontinued operations	82,680	3,878	2,383	22,862	52,778
Net income	163,622	47,664	26,318	47,078	93,205
Net income attributable to noncontrolling interest	(28,320)	(9,808)	(6,237)	(12,659)	(27,124)
Net income attributable to common stockholders	$135,302	$37,856	$20,081	$34,419	$66,081
Basic earnings per share data:
Income from continuing operations	$1.34	$0.83	$0.50	$0.53	$0.90
Discontinued operations	1.38	0.07	0.05	0.51	1.17
Net income attributable to common stockholders	$2.72	$0.90	$0.55	$1.04	$2.07
Diluted earnings per share data:
Income from continuing operations	$1.33	$0.82	$0.49	$0.53	$0.88
Discontinued operations	1.36	0.07	0.05	0.51	1.16
Net income attributable to common stockholders	$2.69	$0.89	$0.54	$1.04	$2.04
Cash dividends declared per common share	$2.64	$2.48	$2.32	$2.68	$2.65
Balance Sheet Data:
Real estate, before accumulated depreciation	$5,455,226	$5,042,324	$4,377,730	$3,915,979	$3,872,390
Total assets	4,451,492	4,153,206	3,634,703	3,268,034	3,317,094
Total debt	2,777,527	2,663,336	2,618,932	2,302,281	2,317,500
Common stockholders’ equity	1,320,968	1,153,668	720,893	661,112	650,778

Other Data:
Net cash provided by operating activities	$267,580	$197,705	$160,019	$149,624	$160,081
Net cash used in investing activities	(366,003)	(664,343)	(334,539)	(47,565)	(80,584)
Net cash provided by (used in) financing activities	111,218	464,153	176,493	(99,817)	(79,039)
Funds From Operations — Diluted, as adjusted by the Company (3)	251,658	189,723	151,134	146,171	161,318
Weighted average number of shares/units outstanding:
Shares — Basic	49,744,636	41,860,139	36,682,191	33,040,839	31,991,817
Shares — Diluted	50,382,636	42,545,082	37,169,886	33,172,116	32,332,688
Shares/units — Basic	60,364,689	52,926,968	48,201,751	45,274,376	45,200,405
Shares/units — Diluted	61,002,689	53,611,911	48,689,446	45,405,653	45,541,276
Total communities owned at end of year	121	124	116	105	110
Total apartment units owned at end of year	42,635	41,951	38,861	35,797	37,130

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

(3) (continued)

The following table sets forth the calculation of FFO, and FFO as adjusted, for the previous five years, beginning with “net income attributable to common stockholders” from the Company’s audited financial statements prepared in accordance with GAAP (in thousands, except per share/unit data):

	2012	2011	2010	2009	2008(a)
Net income attributable to common stockholders	$135,302	$37,856	$20,081	$34,419	$66,081
Real property depreciation and amortization	166,411	142,059	124,803	118,480	114,260
Real property impairment charges	—	—	—	—	4,000
Noncontrolling interest	28,320	9,808	6,237	12,659	27,124
Loss (gain) on disposition of property	(80,532)	—	13	(24,314)	(51,560)
FFO — Basic and Diluted, as defined by NAREIT	249,501	189,723	151,134	141,244	159,905
Loss from early extinguishment of debt in connection with sale of real estate	2,157	—	—	4,927	1,413
FFO — Basic and Diluted, as adjusted by the Company	$251,658	$189,723	$151,134	$146,171	$161,318

Weighted average common shares/units outstanding(b):
Basic	60,364.7	52,927.0	48,201.8	45,274.4	45,200.4
Diluted	61,002.7	53,611.9	48,689.4	45,405.7	45,541.3
FFO — Diluted, as adjusted by the Company per share/unit	$4.13	$3.54	$3.10	$3.22	$3.54

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

The Company is engaged in the ownership, management, acquisition, rehabilitation and development of residential apartment communities primarily in selected Northeast and Mid-Atlantic markets of the United States.  As of December 31, 2012, the Company owned and operated 121 apartment communities with 42,635 apartments.

Executive Summary

The Company operated during 2012 in a recovering economic environment, where the Company’s markets and the country as a whole experienced job growth of 1.1% and 1.4%, respectively.  This is slightly more than the job growth in the Company’s markets of 0.7% in 2011.  An increase in job growth leads to household formations, which creates an increase in demand for rental housing.  In addition, the credit crisis of the past recession has made it more difficult for apartment residents who may have considered purchasing a home to qualify for a mortgage.  After years of home ownership being the number one reason our residents gave for moving out of our apartment communities, it dropped starting in 2007, such that it is the number five reason in 2012.  The combination of steady job growth and reduced flexibility for residents to purchase homes has created an environment supporting higher rental income growth and occupancy rates.

The Company owned 107 communities with 36,214 apartment units throughout 2011 and 2012 where comparable operating results are available for the years presented (the “2012 Core Properties”).  Physical occupancies at the 2012 Core Properties increased slightly, by 10 basis points, from 95.5% to 95.6%.  Including bad debt in the calculation to arrive at “economic occupancy”, this metric increased by 30 basis points to 94.6% for 2012 from 94.3% in 2011.  The level of bad debt improved to 101 basis points in 2012 compared to 117 basis points in 2011.  For 2013, we are projecting bad debt to be approximately 90 basis points of rent potential.

Executive Summary (continued)

The Company uses a measurement referred to as Available to Rent, or “ATR”.  This is a leading indicator of future occupancy rates and refers to units which will be available for rent, based upon leases signed or termination notices received relating to future move in/move out dates.  As of the end of the first week of February, 2013, our ATR was 6.2%, lower than the same time period a year ago when ATR was 6.7%.  Average physical occupancy for the quarter ended December 31, 2012 was at a high level of occupancy at 95.5%, with a continuation of low resident turnover of 38.9%, only 50 basis points higher than 2011.    For 2013, we are projecting physical occupancy to be 30 basis points higher than 2012, as a result of a slightly less aggressive approach to rent increases combined with the continuation of limited alternatives for our residents.

Total 2012 Core Properties rental revenue growth for 2012 was projected to be 4.6%, consisting of an increase of 4.7% in rental rate growth with economic occupancy to decrease 0.1%.  Actual results were positive 4.2% in rental rate growth and 0.3% increase in economic occupancy, resulting in 4.6% total rental revenue growth, or equal to guidance.

The guidance for 2013 Core Properties (apartment units owned throughout 2012 and 2013, the “2013 Core Properties”) total revenue growth is 4.0% at the midpoint of guidance.  Rental rates are projected to increase 3.8%, including above-average rental increases at certain communities resulting from continued efforts to upgrade the properties.  Economic occupancies are expected to increase 0.4% for the year, such that rental revenues are projected to increase 4.3%.  Property other income is expected to decrease slightly at 0.3% year over year, decreasing the 4.3% rental revenue increase to 4.0% total revenue growth.  Expenses for 2013 Core Properties are projected to increase 3.5% at the midpoint of guidance.  The Company has experienced four straight years of negative expense growth which will be very difficult to duplicate in 2013.  Some of the line items where we expect above average increases include: natural gas heating costs up 4.3%; personnel costs (specifically from health care) up 4.8%; real estate taxes up 4.7%; property insurance up over 18%; and snow removal up more than double.  The Company’s markets experienced extreme mild winters in 2012 which are not expected to repeat in 2013.  This affects heating costs, snow removal, personnel costs and insurance.

These revenue and expense projections result in 2013 Core Properties NOI growth of 4.0% at the mid-point of 2013 guidance.  Markets where the Company expects NOI results above the average include: Washington 5.5%, Philadelphia 5.3% and Boston 4.5%.  Markets with below average expectations include:  Florida 3.5%, Baltimore 3.1%, New York City Metro area 1.4% and Chicago 0.3%.  Certain historical demographic information for these markets may be found in the tables on pages 10 and 11 of this report.

Of the two items comprising NOI, revenue and operating expenses, the operating expense component is likely to be more volatile.  It is difficult to predict the weather, which can have a significant effect, and there is growing concern about real estate tax rates.

The Company has anticipated acquisitions in the range of $200 million to $300 million in its budget for 2013.  The Company is committed to a disciplined approach to acquisitions, and following two very successful years in acquisitions we will be prudent in underwriting.  If cap rates stabilize, interest rates continue to be historically low, and NOI growth rates improve, we may take a more aggressive approach.  The Company expects to dispose of between $200 million and $300 million of properties for 2013.   After many years of being a net acquirer, for 2013 the Company is looking to create a better balance, with an equal range targeted of acquisitions and dispositions.  Property sale proceeds add another significant source of capital, reducing reliance on debt and equity sources.

During 2013, the Company will target leverage in a range from 40% to 42% of debt-to-total market capitalization (calculated using the stock price to estimate equity value) in order to meet the goals described above.  This level is the same to slightly less than at the end of 2012.

Results of Operations (dollars in thousands, except unit and per unit data)

Comparison of year ended December 31, 2012 to year ended December 31, 2011.

The Company owned 107 communities with 36,214 apartment units throughout 2011 and 2012 where comparable operating results are available for the years presented (the “2012 Core Properties”).  For the year ended December 31, 2012, the 2012 Core Properties showed an increase in total revenues of 4.5% and a net operating income increase of 8.1% over the 2011 period.  Property level operating expenses decreased 1.1%.  Average physical occupancy for the 2012 Core Properties was 95.6%, up from 95.5% in 2011, with average monthly rental rates of $1,239 per apartment unit, an increase of 4.2% over the 2011 period.

A summary of the 2012 Core Properties NOI is as follows:

	2012	2011	$ Variance	% Variance
Rent	$509,476	$487,214	$22,262	4.6%
Utility recovery revenue	20,471	20,753	(282)	(1.4)%
Rent including recoveries	529,947	507,967	21,980	4.3%
Other income	24,482	22,355	2,127	9.5%
Total revenue	554,429	530,322	24,107	4.5%
Operating and maintenance	(202,819)	(205,128)	2,309	1.1%
Net operating income	$351,610	$325,194	$26,416	8.1%

Net operating income (“NOI”) may fall within the definition of “non-GAAP financial measure” set forth in Item 10(e) of Regulation S-K and, as a result, the Company may be required to include in this report a statement disclosing the reasons why management believes that presentation of this measure provides useful information to investors.  The Company believes that NOI is helpful to investors as a supplemental measure of the operating performance of a real estate company because it is a direct measure of the actual operating results of the Company’s apartment communities.  In addition, the apartment communities are valued and sold in the market by using a multiple of NOI.  The Company also uses this measure to compare its performance to that of its peer group.  For a reconciliation of NOI to income from continuing operations, please refer to Note 15 to Consolidated Financial Statements, under Part IV, Item 15 of this Form 10-K.

During 2012, the Company acquired three apartment communities with 2,018 units and placed into service another 263 units at two development communities (the “2012 Acquisition Communities”).  In addition, the Company experienced full year results for the eight apartment communities with 2,817 units acquired and 472 units placed into service at two development communities during 2011 (the “2011 Acquisition Communities”).  The Company has one property with 851 units undergoing significant renovations beginning in 2011 such that the operating results are not comparable to 2012 due to units being taken out of service during the redevelopment period (the “Redevelopment Property”).  The inclusion of these acquired and developed communities generally accounted for the significant changes in operating results for the year ended December 31, 2012.

Results of Operations (continued)

A summary of the NOI from continuing operations for the Company as a whole is as follows:

	2012	2011	$ Variance	% Variance
Rent	$591,933	$515,780	$76,153	14.8%
Utility recovery revenue	23,983	21,865	2,118	9.7%
Rent including recoveries	615,916	537,645	78,271	14.6%
Other income	28,122	23,756	4,366	18.4%
Total revenue	644,038	561,401	82,637	14.7%
Operating and maintenance	(235,040)	(217,069)	(17,971)	(8.3)%
Net operating income	$408,998	$344,332	$64,666	18.8%

During 2012, the Company disposed of six properties in six transactions with a total of 1,596 units, which had partial results for 2012 and full year results for 2011 (the “2012 Disposed Communities”).  The results of these disposed properties have been reflected in discontinued operations and are not included in the tables above.

For the year ended December 31, 2012, income from continuing operations increased by $37,156 when compared to the year ended December 31, 2011.  The increase was primarily attributable to the following factors:  an increase in rental income of $76,153, an increase in property other income of $6,484, a decrease in interest expense of $1,809, and a decrease in other expenses of $484.  These changes were partially offset by increases in operating and maintenance expense of $17,971, general and administrative expense of $5,029, and depreciation and amortization of $24,929.  Each of the items are described in more detail below.

Of the $76,153 increase in rental income, $32,721 is attributable to the 2011 Acquisition Communities, $21,043 is attributable to the 2012 Acquisition Communities and $127 is attributable to the Redevelopment Property.  The balance, an increase of $22,262, relates to a 4.6% increase from the 2012 Core Properties as the result of a 0.3% increase in economic occupancy from 94.3% to 94.6% and a 4.2% increase in weighted average rental rates from $1,189 to $1,239 per apartment unit.

Of the $2,118 increase in utility recovery revenue, $1,898 is attributable to the 2011 Acquisition Communities, $548 is attributable to the 2012 Acquisition Communities, partially offset by a $46 reduction for the Redevelopment Property.  The balance, a decrease of $282, relates to a 1.4% decrease from the 2012 Core Properties which is due primarily to warmer than normal temperatures in 2012 compared to cooler temperatures in the spring of 2011, leading to decreased energy consumption and lower heat billed through to residents, partially offset by increases in water & sewer cost increases, also billed to residents.

The remaining property other income, which consists primarily of income from operation of laundry facilities, late charges, administrative fees, garage and carport rentals, revenue from corporate apartments, cable revenue, pet charges, and miscellaneous charges to residents, increased by $4,366.  Of this increase, $1,325 is attributable to the 2011 Acquisition Communities, $927 is attributable to the 2012 Acquisition Communities and $2,127 is attributable to the 2012 Core Properties resulting primarily from an increase of $1,195 in cable revenue as a result of enhanced contracts with cable providers which offer services in addition to the basic cable offering in 2011.  The remaining Core Properties increase of $932 primarily relates to a higher level of pet fee income, facility rental income, lower bad debt expense and incentive rebates.  These increases were offset by a $13 reduction for the Redevelopment Property.

Of the $17,971 increase in operating and maintenance expenses, $12,905 is attributable to the 2011 Acquisition Communities, $7,499 is attributable to the 2012 Acquisition Communities, partially offset by a $124 decrease for the Redevelopment Property.  The balance for the 2012 Core Properties, a $2,309 decrease in operating expenses or 1.1%, is primarily a result of decreases in electricity, natural gas heating costs, repairs & maintenance, personnel expense, snow removal and property management G&A.  These decreases were partially offset by increases in water & sewer costs, property insurance and real estate taxes.

Results of Operations (continued)

The breakdown of operating and maintenance costs for the 2012 Core Properties by line item is listed below:

	2012	2011	$ Variance	% Variance
Electricity	$7,142	$7,720	$578	7.5%
Gas	13,465	15,780	2,315	14.7%
Water & sewer	17,000	16,473	(527)	(3.2)%
Repairs & maintenance	30,450	31,009	559	1.8%
Personnel expense	46,295	47,177	882	1.9%
Advertising	4,373	4,276	(97)	(2.3)%
Legal & professional	2,002	1,866	(136)	(7.3)%
Office & telephone	6,042	5,720	(322)	(5.6)%
Property insurance	6,340	5,024	(1,316)	(26.2)%
Real estate taxes	51,377	49,677	(1,700)	(3.4)%
Snow	378	1,537	1,159	75.4%
Trash	3,023	3,078	55	1.8%
Property management G&A	14,932	15,791	859	5.4%
Total	$202,819	$205,128	$2,309	1.1%

Electricity costs were down $578, or 7.5%, from a year ago primarily as a result of reduced commodity rates and energy conservation efforts.

Natural gas heating costs were down $2,315, or 14.7%, from a year ago due to a combination of lower commodity rates and decreased consumption resulting from a significantly warmer spring heating season in 2012 as compared to 2011.  For 2012, the Company’s natural gas weighted average cost, including transportation of $3.00 per decatherm, was $8.34 per decatherm, compared to $8.90 per decatherm for the 2011 period, a 6.3% decrease.

As of the middle of January, 2013, the Company has fixed-price contracts covering 99.5% of its natural gas exposure for the balance of the 2012/2013 heating season.  Risk is further diversified by staggering contract term expirations.  For the balance of the 2012/2013 heating season, the Company estimates the average price per decatherm will be approximately $5.05, excluding transportation, which has historically approximated $3.00 per decatherm.  For the 2013/2014 heating season, the Company has fixed-priced contracts covering approximately 99.1% of its natural gas exposure for an estimated weighted average cost for fixed and floating rate contracts of $4.68 per decatherm, excluding transportation.

Water & sewer costs were up $527, or 3.2%, from a year ago and are attributable to general rate increases being assessed by local municipalities.  The water & sewer recovery program enabled the Company to recapture much of these rate increases from our residents.

Repairs & maintenance expenses were down $559, or 1.8%, primarily due to accounting for involuntary conversions related to fires and floods and the associated insurance claims at certain properties.  Without the impact of these insurance recoveries, the recurring repairs & maintenance expenses decreased $8, which reflects the diligent efforts of property management to control costs through the renegotiation of service contracts permitted by the competitive economic environment, coupled with a higher level of apartment upgrades in 2012 compared to 2011, which result in lower repairs expenditures.  The Company has provided guidance for 2013 which anticipates a 1.3% increase in repairs and maintenance.

Personnel expenses were down $882, or 1.9%, primarily due to $734 lower health and workers’ compensation insurance costs in 2012 as compared to 2011, which reflects the ongoing efforts towards the proactive settlement of prior year claims earlier in their life cycle and the positive impacts of the Company’s safety in the workplace initiatives.  Without the impacts of the insurance savings, personnel costs decreased $148, or 0.3% reflecting the $559 lower incentive compensation for property management personnel, partially offset by the annual wage increase of 2.6%.

Results of Operations (continued)

Legal & professional expenses were up $136, or 7.3%, primarily due to legal costs incurred in connection with successful tax assessment challenges.

Office & telephone expenses were up $322, or 5.6%, primarily due to $249 non-recurring refunds of certain resident fees from prior years.  Without the impact of this non-recurring expense, office & telephone expense increased $73, or 1.3%.

Property insurance costs increased by $1,316, or 26.2%, primarily due to the non-recurring impact in 2011 of $2,082 in favorable close outs of significant prior year general liability claims compared to $338 of close-outs in 2012.  Both property and general liability losses in 2012 were lower by $111, or 7.3%, and $36, or 2.0% respectively, due to continued emphasis on preventing losses at the communities through safety training programs and the Company’s continued focus on settling claims earlier in their life cycle.  Without the impact of the major items above, recurring property and general liability insurance costs were up $281, or 6.0%.

On October 29, 2012 Hurricane Sandy hit the Mid-Atlantic and Northeast regions of the United States, causing wide-spread flooding and wind damage.  Numerous communities owned by the Company were directly affected by this storm.  The most severe damage occurred at properties in New Jersey and on Long Island.  Property losses, estimated to be $2,225, are covered under various property and flood insurance policies.  The Company’s estimated net expense included in the 2012 results, after insurance reimbursement, is less than $100.

Real estate taxes were up $1,700, or 3.4%, primarily due to tax increases being offset by $1,306 in refunds received in 2012 from successful tax assessment appeals compared to $1,678 of refunds in the 2011 period.  After removing the effects of the non-recurring refunds, real estate taxes were up $1,327, or 2.6%, reflecting increased assessments and typical rate increases in our markets.

Snow removal costs were down $1,159, or 75.4%, as most of our Northeast and Mid-Atlantic properties experienced the mildest winter on record in 2012.

Property management general & administrative costs decreased $859, or 5.4%.  Despite increases in the number of apartment communities and units, the Company has been able to offset costs of growth due to its scalable operating platform, including efficiencies enabled by key application software investments.

The operating expense ratio (the ratio of operating and maintenance expense compared to rental and property other income) for the 2012 Core Properties was 36.6% and 38.7% for 2012 and 2011, respectively.  The 2.1% favorable improvement in 2012 is due in part to deliberate cost savings and safety initiatives implemented at the communities, a decrease in natural gas heating costs and rental income growth.  In general, the Company’s operating expense ratio is higher than that experienced by apartment owners in other parts of the country due to relatively high real estate taxes and heating costs in its markets.

General and administrative expenses (“G&A”) increased in 2012 by $5,029, or 17.3%, from $29,145 in 2011 to $34,174 in 2012.  G&A as a percentage of total revenues (including discontinued operations) was 5.0% for 2011 as compared to 5.2% for 2012, indicating that the G&A growth is consistent with revenue growth.  The 2012 costs include $1,580 in connection with the departure of an executive and represent acceleration of previously granted stock-based compensation as well as future payments for salary continuation.  Stock-based compensation expenses were up $3,565, or 42.5%, in 2012, of which $2,937 is due to the new three year performance restricted stock unit grants issued in 2012.  The remaining $628 stock-based compensation increase is primarily due to the impact of executives at, or near retirement age, resulting in the current year restricted stock awards and stock option grants being expensed over a one-year shorter time period in 2012 as compared to 2011.  These increases were partially offset by $116 lower 2012 spending in other general and administrative areas.

Interest expense decreased by $1,809, or 1.4%, in 2012 primarily as a result of paying off $39,000 in maturing loans on several Core Properties over the past year and the redemption of the $140,000 Senior Notes.  In addition, all 2011 Acquisition Communities were acquired without secured mortgage debt and only one 2012 Acquisition Community with assumed secured mortgage debt of $7,284.  These decreases were partially offset by $450,000 of unsecured term and senior notes at a lower average interest rate than the Senior Notes and maturing loans.

Results of Operations (continued)

Depreciation and amortization expense increased $24,929, or 17.7%, due to a full year of depreciation expense for the 2011 Acquisition Communities, incremental depreciation on the capital expenditures for additions and improvements to the Core Properties of $129,045 and $113,779 in 2012 and 2011, respectively, as well as a partial year of depreciation expense for the 2012 Acquisition Communities.

Other expenses of $2,741 in 2012 and $3,225 in 2011 are property acquisition costs from the Acquisition Communities. These costs, which are primarily transfer taxes and title fees, represent 0.92% and 0.64% of the total purchase price of the 2012 and 2011 Acquisition Communities, respectively.

Net income increased $115,958 in 2012 primarily due to a gain on disposition of property of $80,532, an increase of $37,156 due to a partial year impact of the operating results of the 2012 Acquisition Communities and the full year results of the 2011 Acquisition Communities plus improved operating results from the 2012 Core Properties.  This is partially offset by $1,730 lower income from discontinued operation in 2012 compared to 2011.

Comparison of year ended December 31, 2011 to year ended December 31, 2010.

The Company owned 97 communities with 33,354 apartment units throughout 2010 and 2011 where comparable operating results are available for the years presented (the “2011 Core Properties”).  For the year ended December 31, 2011, the 2011 Core Properties showed an increase in total revenues of 4.3% and a net operating income increase of 7.7% over the 2010 period.  Property level operating expenses decreased 0.7%.  Average physical occupancy for the 2011 Core Properties was 95.5%, up from 95.2% in 2010, with average monthly rental rates of $1,184 per apartment unit, an increase of 3.7% over the 2010 period.

A summary of the 2011 Core Properties NOI is as follows:

	2011	2010	$ Variance	% Variance
Rent	$446,628	$428,955	$17,673	4.1%
Utility recovery revenue	20,090	18,803	1,287	6.8%
Rent including recoveries	466,718	447,758	18,960	4.2%
Other income	20,832	19,875	957	4.8%
Total revenue	487,550	467,633	19,917	4.3%
Operating and maintenance	(189,311)	(190,610)	1,298	0.7%
Net operating income	$298,239	$277,024	$21,215	7.7%

The inclusion of the 2011 Acquisition Communities generally accounted for the significant changes in operating results for the year ended December 31, 2011.

A summary of the NOI from continuing operations for the Company as a whole is as follows:

	2011	2010	$ Variance	% Variance
Rent	$515,780	$457,819	$57,961	12.7%
Utility recovery revenue	21,865	19,775	2,090	10.6%
Rent including recoveries	537,645	477,594	60,051	12.6%
Other income	23,756	21,089	2,667	12.6%
Total revenue	561,401	498,683	62,718	12.6%
Operating and maintenance	(217,069)	(203,421)	(13,648)	(6.7)%
Net operating income	$344,332	$295,262	$49,070	16.6%

Results of Operations (continued)

During 2010, the Company sold its general partnership interest in one investment where the Company was the managing general partner that had been determined to be a Variable Interest Entity (“VIE”) as defined by authoritative guidance.  During 2012, the Company disposed of six properties in six transactions with a total of 1,596 units, which had full year results for 2011 and 2010 (the “2012 Disposed Communities”).  The results of these disposed properties and general partnership interest have been reflected in discontinued operations and are not included in the tables above.

For the year ended December 31, 2011, income from continuing operations increased by $19,851 when compared to the year ended December 31, 2010.  The increase was primarily attributable to the following factors:  an increase in rental income of $57,961, and an increase in property other income of $4,757.  These changes were partially offset by increases in operating and maintenance expense of $13,648, general and administrative expense of $4,007, interest expense of $6,966, depreciation and amortization of $17,941 and other expenses of $354.  Each of the items are described in more detail below.

Of the $57,961 increase in rental income, $26,311 is attributable to the 2010 Acquisition Communities, $14,871 is attributable to the 2011 Acquisition Communities, partially offset by an $894 reduction for the Redevelopment Property.  The balance, an increase of $17,673, relates to a 4.1% increase from the 2011 Core Properties as the result of a 0.4% increase in economic occupancy from 93.9% to 94.3% and a 3.7% increase in weighted average rental rates from $1,141 to $1,184 per apartment unit.

Of the $2,090 increase in utility recovery revenue, $505 is attributable to the 2010 Acquisition Communities, $563 is attributable to the 2011 Acquisition Communities, partially offset by a $265 reduction for the Redevelopment Property.  The balance, an increase of $1,287, relates to a 6.8% increase from the 2011 Core Properties as the result of the increase in economic occupancy and comparable increase in water and sewer expense.

The remaining property other income, which consists primarily of income from operation of laundry facilities, late charges, administrative fees, garage and carport rentals, revenue from corporate apartments, cable revenue, pet charges, and miscellaneous charges to residents, increased by $2,667.  Of this increase, $1,019 is attributable to the 2010 Acquisition Communities, $663 is attributable to the 2011 Acquisition Communities and $28 for the Redevelopment Property and $957 is attributable to the 2011 Core Properties.

Of the $13,648 increase in operating and maintenance expenses, $9,543 is attributable to the 2010 Acquisition Communities, $6,052 is attributable to the 2011 Acquisition Communities, partially offset by a $649 decrease for the Redevelopment Property.  The balance for the 2011 Core Properties, a $1,298 decrease in operating expenses or 0.7%, is primarily a result of decreases in electricity, natural gas heating costs, personnel expense, property insurance, snow removal and trash hauling.  These decreases were partially offset by increases in water & sewer costs, repairs & maintenance, legal & professional, real estate taxes and property management G&A.

Results of Operations (continued)

The breakdown of operating and maintenance costs for the 2011 Core Properties by line item is listed below:

	2011	2010	$ Variance	% Variance
Electricity	$7,033	$7,222	$189	2.6%
Gas	15,239	15,637	398	2.5%
Water & sewer	15,560	14,522	(1,038)	(7.1)%
Repairs & maintenance	28,778	27,176	(1,602)	(5.9)%
Personnel expense	42,986	44,285	1,299	2.9%
Advertising	3,738	3,797	59	1.6%
Legal & professional	1,753	1,515	(238)	(15.7)%
Office & telephone	5,242	5,364	122	2.3%
Property insurance	4,158	5,924	1,766	29.8%
Real estate taxes	45,907	45,592	(315)	(0.7)%
Snow	1,447	2,045	598	29.2%
Trash	2,868	3,128	260	8.3%
Property management G&A	14,602	14,403	(199)	(1.4)%
Total	$189,311	$190,610	$1,299	0.7%

Electricity costs were down $189, or 2.6% from a year ago primarily as a result of energy conservation efforts including a compact fluorescent bulb replacement program and the installation of motion sensors and timers in common areas.

Natural gas heating costs were down $398, or 2.5% from a year ago due to a combination of lower commodity rates offset by increased consumption resulting from a colder spring heating season in 2011 as compared to 2010.  For 2011, the Company’s natural gas weighted average cost, including transportation of $3.00 per decatherm, was $8.91 per decatherm, compared to $9.37 per decatherm for the 2010 period, a 4.9% decrease.

Water & sewer costs were up $1,038, or 7.1%, from a year ago and are attributable to general rate increases being assessed by local municipalities.  The water & sewer recovery program enabled the Company to recapture much of these rate increases from our residents.

Repairs & maintenance expenses were up $1,602, or 5.9%, primarily due to insurance claim recoveries of $782 in 2010 compared to insurance claim expenses of $248 in 2011.  Without the impacts of these insurance claim recoveries and expenses, the recurring repairs & maintenance costs increased $572, or 2.0% from a year ago.  The increase reflects normal increases in supplies and contract services partially offset by the favorable impact of lower resident turnover of 38.1% in 2011 as compared to 38.7% in 2010, which resulted in less spending on apartment turnover costs.

Personnel expenses were down $1,299, or 2.9%, primarily due to a reduction in workers’ compensation costs which reflects the ongoing efforts towards the proactive settlement of prior year claims earlier in their life cycle and the positive impacts of the Company’s safety in the workplace initiatives.

Results of Operations (continued)

Advertising expenses were down $59, or 1.6%, in 2011 and is reflective of the resident marketing program which places less emphasis and spending on print media and more focus on internet-based methods and resident programs which have resulted in a 1% increase in traffic in 2011 as compared to 2010.

Legal & professional expenses were up $238, or 15.7%, primarily due to legal costs incurred in connection with successful tax assessment challenges.

Property insurance costs decreased by $1,766, or 29.8%, primarily due to positive trends in general liability claims, which are reflective of the increased emphasis on preventing losses at the communities through safety training programs and the Company’s continued focus on settling claims earlier in their life cycle.

Real estate taxes were up $315, or 0.7%, primarily due to tax increases being offset by $1,678 in refunds received in 2011 from successful tax assessment appeals compared to $737 in the 2010 period.  After removing the effects of the non-recurring refunds, real estate taxes were up $1,256, or 2.7%.

Snow removal costs were down $598, or 29.2%, as most of our Mid-Atlantic region properties suffered from record storms in the first quarter 2010 which were not repeated in 2011.

Trash removal costs were down $260, or 8.3%, as a result of effective rebidding with trash haulers that took effect in late 2010.

Property management general & administrative costs increased $199, or 1.4%, which reflects annual wage increases of 2.4% that were partially offset by staff reductions as a result of efficiencies enabled through key application software investments.

The operating expense ratio (the ratio of operating and maintenance expense compared to rental and property other income) for the 2011 Core Properties was 38.7% and 40.8% for 2011 and 2010, respectively.  The 2.1% favorable improvement in 2011 is due in part to deliberate cost savings and safety initiatives implemented at the communities which resulted in lower insurance costs coupled with rental income growth.  In general, the Company’s operating expense ratio is higher than that experienced by apartment owners in other parts of the country due to relatively high real estate taxes and heating costs in its markets.

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

Interest expense increased by $6,966, or 5.8%, in 2011 primarily as a result of interest expense on the new debt of several 2011 Core Properties, which were refinanced during 2010 at approximately $200,000 higher principal than the maturing loans and full year impact of 2010 Acquisition Communities which included $156,000 of assumed debt.  All 2011 Acquisition Communities were acquired without secured mortgage debt.  These increases were partially offset by lower interest on the unsecured line of credit due to a lower outstanding balance and a lower interest rate in 2011 compared to 2010 and an overall savings in 2011 from the redemption of the Exchangeable Senior Notes and the subsequent unsecured term loan and unsecured senior notes at a lower average interest rate.

Depreciation and amortization expense increased $17,941, or 14.6%, due to a full year of depreciation expense for the 2010 Acquisition Communities, incremental depreciation on the capital expenditures for additions and improvements to the Core Properties of $98,420 and $83,245 in 2011 and 2010, respectively, as well as a partial year of depreciation expense for the 2011 Acquisition Communities.

Results of Operations (continued)

Other expenses of $3,225 in 2011 and $2,871 in 2010 are property acquisition costs from the Acquisition Communities. These costs, which are primarily transfer taxes and title fees, represent 0.64% and 0.85% of the total purchase price of the 2011 and 2010 Acquisition Communities, respectively.

Included in discontinued operations for 2011 are the operating results of the 2012 Disposed Communities.  Included in discontinued operations for 2010 are the operating results of the 2012 Disposed Communities and the VIE.  For purposes of the discontinued operations presentation, the Company includes interest expense and losses from early extinguishment of debt associated with specific mortgage indebtedness of the properties that are sold or held for sale.

Included in the $13 loss on disposition of property reported for 2010 are residual items relating to the 2009 Disposed Communities.

Net income increased $21,346 in 2011 primarily due to a partial year impact of the operating results of 2011 Acquisition Communities and the full year results of the 2010 Acquisition Communities plus improved operating results from the 2011 Core Properties.

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

In 2000, the Company obtained an investment grade rating from Fitch, Inc.  The rating in effect at December 31, 2012 is a corporate credit rating of “BBB” (Triple B), which was reaffirmed on June 27, 2012.

For 2013, plans include increasing the level of the value of unencumbered properties to over 40% of the portfolio, maintaining the debt-to-total market capitalization ratio at a level equal to or slightly less than the level at December 31, 2012 and issuing shares under the current or future ATM programs.

Cash Flow Summary

The Company’s cash flow activities are summarized as follows (in millions):

	Year Ended December 31,
	2012	2011	2010
Net cash provided by operating activities	$268	$198	$160
Net cash used in investing activities	(366)	(664)	(335)
Net cash provided by financing activities	111	464	176

Liquidity and Capital Resources (continued)

The Company’s net cash flow from operating activities was $268 million in 2012 compared to $198 million in 2011.  The $70 million increase was primarily a result of $65 million higher NOI in 2012 partially offset by $5 million higher general and administrative costs in 2012 as compared to 2011, with the increases primarily attributable to the 2012 and 2011 Acquisition Communities.

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

Cash used in investing activities was $366 million during 2012 compared to $664 million in 2011.  The $298 million decrease in investing between periods is primarily due to the $290 million used for acquisition of three properties in 2012 as compared to $499 million for the eight properties acquired in 2011.  Cash outflows for capital improvements were $153 million in 2012 compared to $127 million in 2011.  In addition, the Company spent $12 million on redevelopment in 2012.  The investments in both periods reflects management’s strategy to continually reposition and perform selective rehabilitation in markets that are able to support rent increases, with the year-over-year increase reflective of the demand in the market for upgraded apartments.  Cash outflows for additions to construction in progress were $62 million in 2012 as compared to $32 million in 2011.  Cash outflows for the purchase of land for development was $13 million in 2011.

Cash used in investing activities was $335 million in 2010. Cash outflows for acquisitions were $186 million, capital improvements were $98 million and additions to construction in progress were $46 million in 2010.

Net cash provided by financing activities totaled $111 million for 2012, primarily as a result of net proceeds from the unsecured line of credit of $160 million, the sale of common stock under the ATM offering of $145 million, $50 million issued in unsecured notes and proceeds from stock option exercises of $17 million.  Total proceeds were partially offset by payments on mortgages of $103 million and distributions paid to stockholders and UPREIT Unitholders of $159 million.

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

Unsecured Line of Credit

As of December 31, 2012, the Company had a $275 million unsecured line of credit agreement with M&T Bank and U.S. Bank National Association, as joint lead banks, and nine other participating commercial banks, with an initial maturity date of December 8, 2015 and a one-year extension, at the Company’s option.  The Company had $162.5 million outstanding under the credit facility on December 31, 2012.  The line of credit agreement provides the ability to issue up to $20 million in letters of credit.  While the issuance of letters of credit does not increase the borrowings outstanding under the line of credit, it does reduce the amount available.  At December 31, 2012, the Company had outstanding letters of credit of $16.4 million resulting in the amount available on the credit facility of $96.1 million.  Borrowings under the line of credit bear interest at a variable rate based on LIBOR, plus a spread from 1.00% to 2.00% based on the Company’s leverage ratio.  As of December 31, 2012, based on the Company’s leverage ratio, the LIBOR margin was 1.30%, and the one-month LIBOR was 0.25%; resulting in an effective rate of 1.55% for the Company.

Liquidity and Capital Resources (continued)

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

On December 9, 2011, the Company entered into a $250 million five-year unsecured term loan with M&T Bank as lead bank, and ten other participating lenders.  The term loan generated net proceeds of $248 million, after fees and closing costs, which were used to pay off the $135 million unsecured term loan, purchase an unencumbered property and acquire land for future development. The loan bears monthly interest at a variable rate based on LIBOR, plus a spread from 1.00% to 2.00% based on the Company’s leverage ratio.  On July 19, 2012, the Company entered into interest rate swap agreements with major financial institutions that effectively convert the variable LIBOR portion of this loan to a fixed rate of 0.685%.  As of December 31, 2012, based on the Company’s leverage ratio, the spread was 1.30%, and the swapped one-month LIBOR was 0.685%; resulting in an effective rate of 1.99% for the Company, as described in Note 11 to Consolidated Financial Statements.  The loan has covenants that align with the unsecured line of credit facility.

Unsecured Demand Note

On June 27, 2012, the Company entered into a loan agreement with M&T Bank with a maximum principal amount of $100 million and monthly interest at a variable rate based on LIBOR, plus a spread from 1.00% to 2.00% based on the Company’s leverage ratio.  The Company borrowed the maximum amount of $100 million.  Proceeds from this demand note were utilized to partially fund the purchase of a 1,350 unit apartment community on June 28, 2012.  During the fourth quarter, 2012, the Company repaid the $100 million note in full.

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

On June 27, 2012, the Company issued a private placement note in the amount of $50 million with a seven-year term, a fixed rate of 4.16% and a June 27, 2019 due date.  The proceeds from this note were used to partially fund the purchase of a 1,350 unit apartment community on June 28, 2012. The note requires semiannual interest payments on June 27 and December 27 of each year until maturity and is subject to various covenants and maintenance of certain financial ratios.  Although the covenants of the note do not duplicate all the covenants of the unsecured line of credit facility, any covenants applicable to both the note and the line are identical.

Exchangeable Senior Notes

On November 1, 2011, the Company repurchased at face value $135 million principal amount of exchangeable senior notes (“Senior Notes”), plus accrued interest of $2.8 million, that were presented by the holders for repurchase in accordance with the October 2006 Senior Notes Indenture Agreement (the “Indenture”).  On December 21, 2011 the remaining outstanding balance of $5 million principal amount of the Senior Notes was repurchased by the Company, at face value plus accrued interest at the Company’s option in accordance with the Indenture.  There were no outstanding Senior Notes as of December 31, 2012 or 2011.

Liquidity and Capital Resources (continued)

Indebtedness

As of December 31, 2012, the weighted average interest rate on the Company’s total indebtedness of $2.8 billion was 4.55% with staggered maturities averaging approximately five years.  Approximately 87% of total indebtedness is at fixed rates.  This limits the exposure to changes in interest rates, minimizing the effect of interest rate fluctuations on the Company’s results of operations and cash flows.

Unencumbered Assets

The Company increased the percentage of unencumbered assets of the total property pool from 33% at the end of 2011, to 39% as of December 31, 2012.  Higher levels of unsecured assets add borrowing flexibility because more capacity is available for unsecured debt under the terms of the Company’s unsecured line of credit agreement, and/or for the issuance of additional unsecured senior notes.  It also permits the Company to place secured financing on unencumbered assets if desired.

UPREIT Units

The Company believes that the issuance of UPREIT Units for property acquisitions will continue to be a potential source of capital for the Company. During 2010, the Company issued $4.8 million in 98,728 UPREIT Units as consideration for one acquired property.  During 2011 and 2012, there were no UPREIT Units issued for property acquisitions.

Universal Shelf Registration

On March 3, 2010, the Company filed a Form S-3 universal shelf registration statement with the SEC that registers the issuance, from time to time, of common stock, preferred stock or debt securities.  The Company may offer and sell securities issued pursuant to the universal shelf registration statement after a prospectus supplement, describing the type of security and amount being offered, is filed with the SEC.  Sales of common stock under the Company’s ATM and public equity offerings as described below were made under this registration statement.  A new Form S-3 universal shelf registration statement is expected to be filed, and immediately effective, with the SEC shortly before the expiration of the current registration statement on March 2, 2013.

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

On September 17, 2010, the Company initiated its second ATM equity offering program through which it was authorized to sell up to 3.6 million shares of common stock from time to time in ATM offerings or negotiated transactions.  There were no shares issued from this program during 2010.  During 2011 through completion of the offering in May 2012, the Company issued 3.6 million shares of common stock at an average price per share of $60.71, for aggregate gross proceeds of $219 million and aggregate net proceeds of $214 million after deducting commissions and other transaction costs of approximately $5 million.

On May 14, 2012, the Company filed a prospectus supplement with respect to another ATM equity offering program, with similar terms and conditions as the September 2010 program, through which it is authorized to sell up to 4.4 million shares of common stock, from time to time in ATM offerings or negotiated transactions.  As of December 31, 2012, the Company issued 1,970,824 shares of common stock at an average price per share of $62.64, for aggregate gross proceeds of $123 million and aggregate net proceeds of $121 million after deducting commissions and other transaction costs of approximately $2 million.  Approximately 2.4 million shares remain available under this program as of December 31, 2012.

Liquidity and Capital Resources (continued)

At-the-Market Equity Offering Programs (continued)

The Company used the net proceeds from the ATM offerings primarily for general corporate purposes including acquisitions, development and redevelopment of apartment communities.

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

Stock Repurchase Program

In 1997, the Board approved a stock repurchase program under which the Company may repurchase shares of its common stock or UPREIT Units (“Company Program”).  The shares and units may be repurchased through open market or privately negotiated transactions at the discretion of Company management.  The Board’s action did not establish a target stock price or a specific timetable for repurchase.  There were no repurchases under the Company Program during 2012 and 2011.  The remaining authorization level as of December 31, 2012 is 2.3 million shares.  The Company will continue to monitor stock prices relative to the NAV to determine the current best use of capital among our major uses of capital: stock buybacks, debt paydown to increase the unencumbered pool, acquisitions, rehabilitation and/or redevelopment of owned properties and development of new properties.

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

The Company’s significant accounting policies are described in Notes 2 and 3 to Consolidated Financial Statements.  These policies were followed in preparing the Consolidated Financial Statements for the year ended December 31, 2012 and are consistent with the year ended December 31, 2011.

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

Fair Value of Financial Instruments Not Carried at Fair Value

For purposes of disclosure, the Company calculates the fair value of its mortgage notes payable, unsecured term loan, unsecured senior notes and unsecured line of credit facility using a discounted future cash flow technique that incorporates observable market-based inputs, including a market interest yield curve with adjustments for duration, loan to value, and risk profile.  As the valuation of financial instruments requires the Company to make estimates and judgments in the calculation of the fair value of these instruments, the actual fair value of these financial instruments for disclosure purposes may differ materially if these estimates do not prove to be accurate.

Fair Value of Financial Instruments Carried at Fair Value

The fair value of interest rate swaps are determined using the market standard of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts).  The variable cash payments (or receipts) are based on an expectation of future interest rate forward curves derived from observable market interest rate curves.  The Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements.  As the valuation of financial instruments requires the Company to make estimates and judgments in the calculation of the fair value of these instruments, the actual fair value of the interest rate swaps may differ materially if these estimates do not prove to be accurate.

Derivative Instruments and Hedging Activities

Derivative instruments and hedging activities require the Company to make judgments on the nature of its derivatives and their effectiveness as hedges.  These judgments determine if the changes in fair value of the derivative instruments are reported as a component of net income or as comprehensive income and equity.  While the Company believes its judgments are reasonable, a change in a derivative’s effectiveness as a hedge could materially affect expenses, net income and equity.

Recent Accounting Pronouncements

There were no new accounting pronouncements issued or effective during the fiscal year which have had or are expected to have a material impact on the Consolidated Financial Statements.  See Note 3 to the Consolidated Financial Statements for further detail on applicable accounting pronouncements that were adopted in 2012 or will be effective for 2013.

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

Contractual Obligations and Other Commitments

The primary obligations of the Company relate to its borrowings under the unsecured line of credit, unsecured notes and mortgage notes.  The Company’s line of credit matures in December 2015 (not including a one-year extension, at the option of the Company), and had $162.5 million in loans and letters of credit totaling $16.4 million, outstanding at December 31, 2012.  The $450 million in unsecured notes have maturities ranging from four to nine years.  The $2.2 billion in mortgage notes have varying maturities ranging from two months to eighteen years.  The principal and interest payments on the borrowings for the years subsequent to December 31, 2012, are set forth in the table below.

Contractual Obligations and Other Commitments (continued)

The Company leases its corporate office space from a former affiliate and the office space for its regional offices from non-affiliated third parties.  The rent for the corporate office space is a gross rent that includes real estate taxes and common area maintenance.  The regional office leases are net leases which require an annual base rent plus a pro-rata portion of real estate taxes.  These leases are set forth in the table below as “Operating leases.”

Purchase obligations represent those costs that the Company is contractually obligated to pay in the future.  The significant components of this caption are costs for capital improvements at the Company’s properties, as well as costs for normal operating and maintenance expenses at the site level that are tied to contracts such as utilities, landscaping and grounds maintenance and advertising.  The purchase obligations include amounts tied to contracts, some of which expire in 2013.  It is the Company’s intention to renew these normal operating contracts, however, there has been no attempt to estimate the length or future costs of these contracts.

Tabular Disclosure of Contractual Obligations:

		Payments Due by Period (in thousands)
Contractual Obligations (1)	Total	2013	2014	2015	2016	2017	Thereafter
Mortgage notes, principal (2)	$2,165,027	$224,607	$106,377	$276,400	$345,791	$276,684	$935,168
Mortgage notes, interest (3)	492,045	103,870	93,613	85,507	63,690	53,878	91,487
Unsecured notes, principal (2)	450,000	—	—	—	250,000	—	200,000
Unsecured notes, interest (3) (5)	84,141	14,125	14,125	14,125	13,795	9,094	18,877
Line of credit, principal (2) (4)	162,500	—	—	162,500	—	—	—
Line of credit, interest (3)	7,398	2,519	2,519	2,360	—	—	—
Operating leases	7,459	1,860	1,840	1,844	1,621	294	—
Purchase obligations	4,778	4,574	105	66	33	—	—
Total	$3,373,348	$351,555	$218,579	$542,802	$674,930	$339,950	$1,245,532

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

(3)   Amounts include interest expected to be incurred on the Company’s secured and unsecured debt based on obligations outstanding at December 31, 2012.  For floating rate debt, the current rate in effect for the most recent payment through December 31, 2012 is assumed to be in effect through the respective maturity date of each instrument.

(4)   The payment in 2015 reflects the line of credit agreement as described in Note 9 to Consolidated Financial Statements, and does not include the one-year extension at the Company’s option.

(5)  For $250,000 unsecured notes subject to interest rate swaps, the swapped rates are assumed as more fully described in Note 11 to Consolidated Financial Statements.

The Company has a secondary guarantee through 2015 on certain low income housing tax credits to limited partners in a partnership in which it previously was a general partner totaling approximately $3 million.  With respect to the guarantee of the low income housing tax credits, the new unrelated general partner assumed operating deficit guarantee and primary tax credit guarantee positions, as more fully described in Note 17 to Consolidated Financial Statements.  The Company believes the property’s operations conform to the applicable requirements and does not anticipate any payment on the guarantee; therefore, the secondary guarantee is excluded from the table above.

Off-Balance Sheet Arrangements

As of December 31, 2012, the Company did not have any off-balance sheet transactions, arrangements, or obligations, including contingent obligations, other than those disclosed under contractual obligations.

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

Environmental Issues

Phase I environmental site assessments have been completed on substantially all of the Properties.  As of December 31, 2012, there were no recorded amounts resulting from environmental liabilities as there were no known obligations with respect thereto.  Furthermore, no condition is known to exist that would give rise to a material liability for site restoration or other costs that may be incurred with respect to the sale or disposal of a property.

Capital Improvements (dollars in thousands, except unit and per unit data)

Effective January 1, 2012, the Company updated its estimate of the amount of recurring, non-revenue enhancing capital expenditures incurred on an annual basis for a standard garden style apartment. The Company now estimates that the amount of these capital expenditures is $848 per apartment unit compared to $800 per apartment unit in the prior year. This new amount better reflects current actual costs since the last update.

The Company’s policy is to capitalize costs related to the construction, development, rehabilitation and improvement of properties.  Capital improvements are costs that increase the value and extend the useful life of an asset.  Ordinary repair and maintenance costs that do not extend the useful life of the asset are expensed as incurred.  Costs incurred on a lease turnover due to normal wear and tear by the resident are expensed on the turn.  Recurring capital improvements typically include appliances, carpeting and flooring, HVAC equipment, kitchen and bath cabinets, new roofs, site improvements and various exterior building improvements.  Non-recurring, revenue generating capital improvements include community centers, new windows, and kitchen and bath apartment upgrades.  Revenue generating capital improvements are expected to directly result in rental earnings or expense savings.  The Company capitalizes interest and certain internal personnel costs related to the communities under rehabilitation and construction.

Capital Improvements (continued)

The table below is a list of the items that management considers recurring, non-revenue enhancing capital and maintenance expenditures for a standard garden style apartment.  Included are the per unit replacement cost and the useful life that management estimates the Company incurs on an annual basis.

				Maintenance
			Capitalized	Expense	Total
	Capitalized		Expenditure	Cost per	Cost per
	Cost per	Useful	Per Unit	Unit	Unit
Category	Unit	Life(1)	Per Year(2)	Per Year(3)	Per Year
Appliances	$1,624	9	$180	$13	$193
Blinds, shades	135	3	45	5	50
Carpets, cleaning	760	4	190	142	332
Computers, equipment, misc.(4)	120	6	20	2	22
Contract repairs	—	—	—	250	250
Exterior painting (5)	84	3	28	—	28
Flooring	250	9	28	24	52
Furnace, air (HVAC)	854	24	36	24	60
Hot water heater	293	7	42	—	42
Interior painting	—	—	—	178	178
Kitchen, bath cabinets upgrade	1,200	15	80	—	80
Landscaping site	—	—	—	120	120
New roof	880	24	37	—	37
Parking lot site	750	15	50	—	50
Pool, exercise facility	147	15	10	38	48
Windows major	1,663	20	83	—	83
Miscellaneous (6)	326	17	19	—	19
Total	$9,086		$848	$796	$1,644

(1)         Estimated weighted average actual physical useful life of the expenditure capitalized.

(2)         This amount is not necessarily incurred each and every year.  Some years will be higher, or lower depending on the timing of certain longer life expenditures.

(3)         These expenses are included in the Operating and Maintenance line item of the Consolidated Statement of Operations.  Maintenance labor costs are not included in the $796 per unit estimate.  All personnel costs for site supervision, leasing agents, and maintenance staff are combined and disclosed in the Company’s Core Properties expense detail schedule.

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

The Company estimates that approximately $848 and $800 per unit was spent on recurring capital expenditures in 2012 and 2011, respectively.  The table below summarizes the breakdown of capital improvements by major categories between recurring and non-recurring, revenue generating capital improvements as follows:

	For the year ended December 31,
	2012						2011
	Recurring	(a)	Non-recurring	(a)	Total Capital	(a)	Total Capital	(a)
	Cap Ex	Per Unit	Cap Ex	Per Unit	Improvements	Per Unit	Improvements	Per Unit
New buildings	$—	$—	$1,352	$34	$1,352	$34	$986	$27
Major bldg improvements	5,221	130	22,085	550	27,306	680	15,814	427
Roof replacements	1,486	37	2,739	68	4,225	105	3,678	99
Site improvements	2,410	60	15,860	395	18,270	455	15,600	422
Apartment upgrades	5,020	125	49,209	1,225	54,229	1,350	44,148	1,193
Appliances	7,229	180	726	18	7,955	198	6,770	183
Carpeting, flooring	8,755	218	6,494	162	15,249	380	12,896	349
HVAC, mechanicals	3,132	78	11,766	293	14,898	371	13,743	371
Miscellaneous	803	20	3,841	96	4,644	116	3,717	100
Totals	$34,056	$848	$114,072	$2,841	$148,128	$3,689	$117,352	$3,171

(a)         Calculated using the weighted average number of units owned, including 36,214 core units, 2011 acquisition units of 2,817, and 2012 acquisition units of 1,129 for 2012; and 36,214 core units and 2011 acquisition units of 784 for 2011.

The schedule below summarizes the breakdown of total capital improvements between core and non-core:

	For the year ended December 31,
	2012						2011
	Recurring	(b)	Non-recurring	(b)	Total Capital	(b)	Total Capital	(b)
	Cap Ex	Per Unit	Cap Ex	Per Unit	Improvements	Per Unit	Improvements	Per Unit
Core Communities	$30,710	$848	$98,335	$2,715	$129,045	$3,563	$113,779	$3,142
2012 Acquisition Communities	957	848	3,482	3,084	4,439	3,932	—	—
2011 Acquisition Communities	2,389	848	12,255	4,350	14,644	5,198	3,573	4,557
Subtotal	34,056	848	114,072	2,841	148,128	3,689	117,352	3,171
2012 Disposed Communities	1,125	848	717	540	1,842	1,388	3,611	2,263
Corporate office (1)	—	—	—	—	2,803	—	2,245	—
Totals	$35,181	$848	$114,789	$2,767	$152,773	$3,615	$123,208	$3,134

(1)         No distinction is made between recurring and non-recurring expenditures for corporate office.  Corporate office expenditures include principally computer hardware, software, office furniture, fixtures and leasehold improvements.  Corporate office expenditures are excluded from per unit figures.

(b)         Calculated using the weighted average number of units owned, including 36,214 core units, 2011 acquisition units of 2,817, 2012 acquisition units of 1,129, and 2012 disposed units of 1,327 for 2012; and 36,214 core units, 2011 acquisition units of 784, and 2012 disposed units of 1,596 for 2011.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

The Company’s primary market risk exposure is interest rate risk.  The Company’s debt is summarized as follows:

	December 31, 2012					December 31, 2011
	Amount (Millions)		Weighted- Average Maturity Years	Weighted- Average Interest Rate	Percentage of Total	Amount (Millions)		Weighted- Average Maturity Years	Weighted- Average Interest Rate	Percentage of Total
Fixed rate secured debt	$1,967		4.94	5.30%	70.8%	$2,059		5.84	5.34%	77.3%

Variable rate secured debt	198		5.48	2.77%	7.1%	202		6.44	2.98%	7.6%

Fixed rate unsecured debt	450	(a)	5.30	3.12%	16.2%	150		8.17	4.68%	5.6%

Variable rate unsecured debt	163		2.94	1.55%	5.9%	252	(b)	4.93	1.61%	9.5%

Total	$2,778		4.92	4.55%	100.0%	$2,663		5.93	4.77%	100.0%

(a)         Includes $250 million of variable rate debt that the one-month LIBOR was swapped to a fixed rate of 0.685% at December 31, 2012.

(b)         Includes debt in (a) which was not swapped to a fixed rate at December 31, 2011.

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

At December 31, 2012 and December 31, 2011, the fair value of the Company’s total debt, including the unsecured notes payable and line of credit, amounted to a liability of $2.97 billion and $2.83 billion, respectively, compared to its carrying amount of $2.78 billion and $2.66 billion, respectively.  The Company estimates that a 100 basis point increase in market interest rates at December 31, 2012 would have changed the fair value of the Company’s total debt to a liability of $2.85 billion and would result in $3.6 million higher interest expense on the variable rate debt on an annualized basis.

The Company intends to continuously monitor and actively manage interest costs on its variable rate debt portfolio and may enter into swap positions based upon market fluctuations.  Accordingly, the cost of obtaining such interest rate protection agreements in relation to the Company’s access to capital markets will continue to be evaluated.  The Company has not, and does not plan to, enter into any derivative financial instruments for trading or speculative purposes.  In addition, the Company believes that it has the ability to obtain funds through additional debt and equity offerings and the issuance of UPREIT Units.  As of December 31, 2012, the Company had no other material exposure to market risk.

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

The principal executive officer and principal financial officer evaluated, as of December 31, 2012, the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) and have determined that such disclosure controls and procedures are effective.

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

Under the supervision and with the participation of management, including the Company’s principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on its evaluation under that framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2012.  In addition, management has not identified any material weaknesses in the Company’s internal controls.

Attestation Report of the Registered Public Accounting Firm

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2012, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting

There were no changes in the internal controls over financial reporting that occurred during the fourth quarter of the year ended December 31, 2012, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Items 10, 11, 12, 13 and 14.             Directors, Executive Officers and Corporate Governance;  Executive Compensation;  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters;  Certain Relationships and Related Transactions, and Director Independence; and Principal Accounting Fees and Services

The information required by Items 10, 11, 12, 13 and 14 is incorporated herein by reference to the Company’s Proxy Statement to be issued in connection with the Annual Meeting of Stockholders of the Company to be held on April 30, 2013.  The proxy statement will be filed within 120 days after the end of the Company’s last fiscal year.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) 1 and (a) 2.  Financial Statements and Schedules

The financial statements and schedules listed below are filed as part of this annual report on the pages indicated.

HOME PROPERTIES, INC.

Consolidated Financial Statements

Page
Report of Independent Registered Public Accounting Firm	61

Consolidated Balance Sheets as of December 31, 2012 and 2011	62

Consolidated Statements of Operations for the Years Ended December 31, 2012, 2011 and 2010	63

Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2012, 2011 and 2010	64

Consolidated Statements of Equity for the Years Ended December 31, 2012, 2011 and 2010	65

Consolidated Statements of Cash Flows for the Years Ended December 31, 2012, 2011 and 2010	66

Notes to Consolidated Financial Statements	67

Schedule II:
Valuation and Qualifying Accounts	99

Schedule III:
Real Estate and Accumulated Depreciation	100

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(a) 3. Exhibits

See Exhibit Index.	105

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Home Properties, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a) present fairly, in all material respects, the financial position of Home Properties, Inc. and its subsidiaries (the “Company”) at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company’s internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
Boston, Massachusetts
February 22, 2013

HOME PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2012 and 2011

(Dollars in thousands, except per share data)

	2012	2011
ASSETS
Real estate:
Land	$791,604	$721,542
Construction in progress	83,241	64,201
Buildings, improvements and equipment	4,580,381	4,256,581
	5,455,226	5,042,324
Less: accumulated depreciation	(1,108,840)	(983,759)
Real estate, net	4,346,386	4,058,565
Cash and cash equivalents	21,092	8,297
Cash in escrows	26,971	32,604
Accounts receivable, net	13,406	12,142
Prepaid expenses	19,504	15,994
Deferred charges, net	13,429	16,322
Other assets	10,704	9,282
Total assets	$4,451,492	$4,153,206
LIABILITIES AND EQUITY
Mortgage notes payable	$2,165,027	$2,260,836
Unsecured notes payable	450,000	400,000
Unsecured line of credit	162,500	2,500
Accounts payable	22,691	20,953
Accrued interest payable	9,974	10,286
Accrued expenses and other liabilities	33,887	29,474
Security deposits	19,146	19,513
Total liabilities	2,863,225	2,743,562
Commitments and contingencies
Equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 80,000,000 shares authorized; 51,508,142 and 48,321,305 shares issued and outstanding at December 31, 2012 and December 31, 2011, respectively	515	483
Excess stock, $0.01 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Additional paid-in capital	1,709,919	1,545,563
Distributions in excess of accumulated earnings	(388,397)	(392,378)
Accumulated other comprehensive income (loss)	(1,069)	—
Total common stockholders’ equity	1,320,968	1,153,668
Noncontrolling interest	267,299	255,976
Total equity	1,588,267	1,409,644
Total liabilities and equity	$4,451,492	$4,153,206

The accompanying notes are an integral part of these consolidated financial statements.

HOME PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

(Dollars in thousands, except per share data)

	2012	2011	2010
Revenues:
Rental income	$591,933	$515,780	$457,819
Property other income	52,105	45,621	40,864
Other income	310	155	106
Total revenues	644,348	561,556	498,789

Expenses:
Operating and maintenance	235,040	217,069	203,421
General and administrative	34,174	29,145	25,138
Interest	125,809	127,618	120,652
Depreciation and amortization	165,642	140,713	122,772
Other expenses	2,741	3,225	2,871
Total expenses	563,406	517,770	474,854

Income from continuing operations	80,942	43,786	23,935

Discontinued operations:
Income from discontinued operations	2,148	3,878	2,396
Gain (loss) on disposition of property	80,532	—	(13)
Discontinued operations	82,680	3,878	2,383

Net income	163,622	47,664	26,318
Net income attributable to noncontrolling interest	(28,320)	(9,808)	(6,237)

Net income attributable to common stockholders	$135,302	$37,856	$20,081

Basic earnings per share data:
Income from continuing operations	$1.34	$0.83	$0.50
Discontinued operations	1.38	0.07	0.05
Net income attributable to common stockholders	$2.72	$0.90	$0.55

Diluted earnings per share data:
Income from continuing operations	$1.33	$0.82	$0.49
Discontinued operations	1.36	0.07	0.05
Net income attributable to common stockholders	$2.69	$0.89	$0.54

Weighted average number of shares outstanding:
Basic	49,744,636	41,860,139	36,682,191
Diluted	50,382,636	42,545,082	37,169,886

The accompanying notes are an integral part of these consolidated financial statements.

HOME PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

(Dollars in thousands)

	2012	2011	2010

Net income	$163,622	$47,664	$26,318

Other comprehensive income (loss):
Unrealized gain (loss) on interest rate swap agreements	(1,296)	—	—
Other comprehensive income (loss)	(1,296)	—	—
Comprehensive income	162,326	47,664	26,318
Net income attributable to noncontrolling interest	(28,320)	(9,808)	(6,237)
Other comprehensive (income) loss attributable to noncontrolling interest	227	—	—

Comprehensive income attributable to common stockholders	$134,233	$37,856	$20,081

The accompanying notes are an integral part of these consolidated financial statements.

HOME PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

(Dollars in thousands)

				Distributions	Accumulated
			Additional	in Excess of	Other	Non-
	Common Stock		Paid-In	Accumulated	Comprehensive	controlling
	Shares	Amount	Capital	Earnings	Income (Loss)	Interest	Total
Balance, December 31, 2009	34,655,428	$347	$922,078	$(261,313)	$0	$226,962	$888,074
Net income	—	—	—	20,081	—	6,237	26,318
Issuance of common stock, net	2,827,856	28	123,728	—	—	—	123,756
Stock-based compensation	6,206	—	7,647	—	—	—	7,647
Repurchase of common stock	(68,265)	(1)	(3,273)	—	—	—	(3,274)
Conversion of UPREIT Units for common stock	528,004	5	10,229	—	—	(10,234)	0
Issuance of UPREIT Units associated with property acquisition	—	—	—	—	—	4,845	4,845
Adjustment of noncontrolling interest	—	—	(13,084)	—	—	13,084	0
Dividends and distributions paid	—	—	—	(85,579)	—	(26,653)	(112,232)
Balance, December 31, 2010	37,949,229	$379	$1,047,325	$(326,811)	$0	$214,241	$935,134
Net income	—	—	—	37,856	—	9,808	47,664
Issuance of common stock, net	3,881,833	39	216,564	—	—	—	216,603
Issuance of common stock through public offering, net	6,000,000	60	336,700	—	—	—	336,760
Stock-based compensation	21,457	—	10,105	—	—	—	10,105
Repurchase of common stock	(96,723)	(1)	(5,769)	—	—	—	(5,770)
Conversion of UPREIT Units for common stock	565,509	6	11,393	—	—	(11,399)	0
Adjustment of noncontrolling interest	—	—	(70,755)	—	—	70,755	0
Dividends and distributions paid	—	—	—	(103,423)	—	(27,429)	(130,852)
Balance, December 31, 2011	48,321,305	$483	$1,545,563	$(392,378)	$0	$255,976	$1,409,644
Net income	—	—	—	135,302	—	28,320	163,622
Unrealized gain (loss) on interest rate swap agreements	—	—	—	—	(1,069)	(227)	(1,296)
Issuance of common stock, net	2,966,742	30	165,938	—	—	—	165,968
Stock-based compensation	4,199	—	13,923	—	—	—	13,923
Repurchase of common stock	(68,284)	(1)	(4,244)	—	—	—	(4,245)
Conversion of UPREIT Units for common stock	284,180	3	6,896	—	—	(6,899)	0
Adjustment of noncontrolling interest	—	—	(18,157)	—	—	18,157	0
Dividends and distributions paid	—	—	—	(131,321)	—	(28,028)	(159,349)
Balance, December 31, 2012	51,508,142	$515	$1,709,919	$(388,397)	$(1,069)	$267,299	$1,588,267

The accompanying notes are an integral part of these consolidated financial statements.

HOME PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

(Dollars in thousands)

	2012	2011	2010
Cash flows from operating activities:
Net income	$163,622	$47,664	$26,318
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	172,558	148,630	132,215
Amortization of senior note debt discount	—	1,782	2,082
Accreted debt discount on repurchase of exchangeable senior notes	—	(9,765)	—
Loss (gain) on disposition of property	(80,532)	—	13
Stock-based compensation	13,923	10,105	7,647
Carrying amount of assets and liabilities disposed in connection with sale of general partnership interest	—	—	(1,728)
Changes in assets and liabilities:
Cash in escrows, net	1,881	813	(4,087)
Other assets	(8,250)	(296)	(2,823)
Accounts payable and accrued liabilities	4,378	(1,228)	382
Total adjustments	103,958	150,041	133,701
Net cash provided by operating activities	267,580	197,705	160,019
Cash flows from investing activities:
Purchase of properties, net of mortgage notes assumed and UPREIT Units issued	(289,759)	(498,558)	(186,284)
Purchase of land for development	—	(12,750)	—
Capital improvements to properties including redevelopment	(164,987)	(126,786)	(97,590)
Additions to construction in progress	(61,806)	(32,038)	(45,981)
Additions to predevelopment	(535)	(1,310)	—
Proceeds from (payments for) sale of properties, net	149,783	5,426	(13)
Proceeds from notes receivable	—	1,015	—
Purchase of notes receivable	—	—	(1,433)
Withdrawals from (additions to) cash held in escrow, net	1,301	658	(3,238)
Net cash used in investing activities	(366,003)	(664,343)	(334,539)
Cash flows from financing activities:
Proceeds from sale of common stock, net	165,968	216,603	123,756
Proceeds from issuance of common stock through public offering, net	—	336,760	—
Repurchase of common stock	(4,245)	(5,770)	(3,274)
Proceeds from mortgage notes payable	—	—	628,154
Payments of mortgage notes payable	(103,197)	(163,395)	(456,192)
Proceeds from unsecured notes payable	150,000	400,000	—
Payments on unsecured notes payable	(100,000)	—	—
Payment for repurchase of exchangeable senior notes	—	(130,235)	—
Proceeds from unsecured line of credit	524,000	522,000	449,000
Payments on unsecured line of credit	(364,000)	(576,000)	(446,000)
Proceeds from unsecured term loan	—	135,000	—
Payments on unsecured term loan	—	(135,000)	—
Payments of deferred loan costs, net	(410)	(4,953)	(6,324)
Withdrawals from (additions to) cash held in escrow, net	2,451	(5)	(395)
Dividends and distributions paid	(159,349)	(130,852)	(112,232)
Net cash provided by financing activities	111,218	464,153	176,493
Net increase (decrease) in cash and cash equivalents	12,795	(2,485)	1,973
Cash and cash equivalents:
Beginning of year	8,297	10,782	8,809
End of year	$21,092	$8,297	$10,782

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

The Company conducts its business through Home Properties, L.P. (the “Operating Partnership”), a New York limited partnership.  As of December 31, 2012, the Company owned and operated 121 apartment communities with 42,635 apartments.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and its ownership of 83.2% of the limited partnership units in the Operating Partnership (“UPREIT Units”) at December 31, 2012 (81.8% at December 31, 2011).  The remaining 16.8% is included as noncontrolling interest in these consolidated financial statements at December 31, 2012 (18.2% at December 31, 2011).  The Company periodically adjusts the carrying value of noncontrolling interest to reflect its share of the book value of the Operating Partnership.  Such adjustments are recorded to additional paid in capital as a reallocation of noncontrolling interest in the accompanying consolidated statements of equity.  The Company owns a 1.0% general partner interest in the Operating Partnership and the remainder indirectly as a limited partner through its wholly owned subsidiary, Home Properties I, LLC, which owns 100% of Home Properties Trust, which is the limited partner.  Home Properties Trust was formed in September 1997, as a Maryland real estate trust and as a qualified REIT subsidiary (“QRS”), and owns the Company’s share of the limited partner interests in the Operating Partnership.

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

The Company capitalizes the payroll and associated costs of employees directly responsible for the supervision and construction of development properties, major capital and rehabilitation projects.  Interest costs for development properties, major capital projects and properties under rehabilitation are capitalized during the construction period.  These costs are reflected on the balance sheet as an increase to depreciable property.  Payroll and associated costs capitalized were $3,895, $3,028 and $3,007 for the years ended December 31, 2012, 2011 and 2010, respectively.

HOME PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

2              SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Real Estate (continued)

For development properties, the Company uses its professional judgment in determining whether such costs meet the criteria for capitalization or must be expensed as incurred.  Costs directly related to the development of properties are capitalized.  The Company capitalizes interest, real estate taxes, insurance; and payroll including associated costs for those individuals directly responsible for and who spend all their time on development activities.  Determination of when a development project commences and capitalization begins, and when a development project is substantially complete and capitalization must end involves a degree of judgment.  We begin the capitalization of costs during the pre-construction period which we define as activities that are necessary to the development of the property.  We consider a development property as substantially complete after major construction has ended and the property is available for occupancy.  For properties that are built in phases, we end capitalization on the portion of a property that is considered substantially complete, and we capitalize only those costs associated with the portion under construction.  These costs are reflected on the balance sheet as construction in progress.

The interest rate used for capitalization is the weighted average interest rate for all Company indebtedness, including amortization of debt issuance costs.  In connection with development properties, major capital projects and rehabilitation projects, there was $4,380, $5,255 and $9,384 of interest capitalized for the years ended December 31, 2012, 2011 and 2010, respectively.

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

The Company accounts for its acquisitions of investments in real estate in accordance with the authoritative guidance for business combinations, which requires the assets and liabilities acquired to be recognized using fair value.  Typical assets and liabilities acquired include land, building, and personal property and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, value of in-place leases and value of resident relationships, based in each case on their fair values.  Additionally, acquisition related costs are expensed in the periods in which the costs are incurred and the services are received.  The Company considers acquisitions of operating real estate assets to be businesses as that term is defined in the authoritative guidance.

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

The in-place leases and resident relationships are amortized and included in depreciation and amortization expense over a 6 month and a three year period, respectively.

Exchange of UPREIT Units for shares

Exchanges of UPREIT Units for shares of the Company’s common stock are recorded under the historical cost method with UPREIT Units acquired reflected at their book value (“exchange value”).  The exchange value of UPREIT Units is allocated to common stock and additional paid in capital.

There were 284,180, 565,509 and 528,004 shares of UPREIT Units exchanged for common stock, during 2012, 2011 and 2010, respectively.  The Company made adjustments within equity in the amount of $6,899, $11,399 and $10,234, during 2012, 2011 and 2010, respectively, to record the exchange value of the transactions.

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

Depreciation expense charged to operations was $163,024, $139,167 and $121,738 from continuing operations and $3,355, $4,105 and $4,728 from discontinued operations for the years ended December 31, 2012, 2011 and 2010, respectively.

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

Accounts Receivable and Allowance for Doubtful Receivables

Accounts receivable are generally comprised of amounts receivable from residents and other miscellaneous receivables from non-affiliated entities.  We evaluate the collectability of accounts receivable from residents and establish an allowance for accounts greater than 60 days past due for current residents and all receivables due from former residents, after the application of security deposits.  The allowance for doubtful resident receivables was $2,778 and $2,869 as of December 31, 2012 and 2011, respectively.

Deferred Charges

Costs relating to the financing of properties are deferred and amortized over the life of the related financing agreement.  The straight-line method, which approximates the effective interest method, is used to amortize all financing costs; such amortization is reflected as interest expense in the consolidated statements of operations, with remaining terms ranging from 2 months to 9 years.  Unamortized financing costs are written off when the financing agreement is retired before the maturity date.  Accumulated amortization was $11,050 and $8,231, as of December 31, 2012 and 2011, respectively.

HOME PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

2              SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Intangible Assets

Intangible assets of $14,300 and $12,518 at December 31, 2012 and 2011, respectively, included in other assets, consist solely of intangible assets recorded in connection with the authoritative guidance for the acquisition of real estate assets.  These intangible assets are amortized on a straight-line basis over their estimated useful lives of 6 months to 3 years.  Accumulated amortization of intangible assets was $12,797 and $10,194 as of December 31, 2012 and 2011, respectively.  Amortization expense charged to operations was $2,618, $1,547 and $1,034 from continuing operations and $0, $0 and $7 from discontinued operations for the years ended December 31, 2012, 2011 and 2010, respectively.  The carrying value of intangible assets is periodically reviewed by the Company and impairments are recognized when the expected future operating cash flows derived from such intangible assets are less than their carrying value.

Insurance Reserves

The Company has self insured retentions and aggregates up to certain limits for general liability, workers’ compensation and property claims.  The Company relies on third-party actuaries in the development of reserve requirements.  Reserves are currently funded for the estimated cost of claims incurred, both reported and unreported.

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

Other Income

Other income for the years ended December 31, 2012, 2011 and 2010 is primarily comprised of other real estate service fees.

Other Expenses

Other expenses for the years ended December 31, 2012, 2011 and 2010 are the transaction costs from the apartment communities acquired during 2012, 2011 and 2010 that were expensed according to authoritative guidance for business combinations.  These costs, which are primarily transfer taxes and title fees, represent 0.90%, 0.64% and 0.85% of the total purchase price of the apartment communities acquired during 2012, 2011 and 2010, respectively.

Gain on Real Estate Sales

Gain on disposition of properties is recognized using the full accrual method in accordance with the authoritative guidance, provided that various criteria relating to the terms of sale and any subsequent involvement by the Company with the properties sold are met.

Advertising

Advertising expenses are charged to operations during the year in which they are incurred.  Advertising expenses incurred and charged to operations were $5,304, $4,665 and $4,417 from continuing operations, and $151, $191 and $189 from discontinued operations, for the years ended December 31, 2012, 2011 and 2010, respectively.

HOME PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

2              SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Federal Income Taxes

The Company has elected to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended, commencing with the taxable year ended December 31, 1994. As a result, the Company generally is not subject to federal or state income taxation at the corporate level to the extent it distributes annually at least 90% of its REIT taxable income to its shareholders and satisfies certain other requirements.  For the years ended December 31, 2012, 2011 and 2010, the Company distributed in excess of 100% of its taxable income; accordingly, no provision has been made for federal income taxes in the accompanying consolidated financial statements.  Stockholders of the Company are taxed on dividends and must report distributions from the Company as either ordinary income, capital gains, or as return of capital; as more fully described in Note 12.

The Company follows the authoritative guidance for accounting for uncertainty in income taxes which addresses the recognition and measurement of assets and liabilities associated with tax positions taken or expected to be taken in a tax return.  The Company reviewed its potential uncertain tax positions and made no adjustments to its existing financial and tax accounting treatment for all periods presented.  The authoritative guidance also requires a public enterprise to disclose the aggregate difference in the basis of its net assets for financial and tax reporting purposes.  The tax basis of assets is less than the amounts reported in the accompanying consolidated financial statements by approximately $483,031 and $420,930 at December 31, 2012 and 2011, respectively.

The following table reconciles net income to taxable income for the years ended December 31, 2012, 2011 and 2010:

	2012	2011	2010
	(Estimate)	(Actual)	(Actual)
Net income	$163,622	$47,664	$26,318
Net income attributable to noncontrolling interest	(28,320)	(9,808)	(6,237)
Net loss of taxable REIT Subsidiary included in net income	5	4	54
Net loss of taxable VIE, including impairment of real property	—	—	821
Net income from REIT operations	135,307	37,860	20,956
Book to tax differences:
Book depreciation and amortization	139,067	114,138	96,153
Tax depreciation and amortization	(143,893)	(117,822)	(96,158)
Gains/losses from capital transactions	(62,507)	(22)	(86)
Carrying value of mortgages	(784)	(575)	(322)
Equity compensation	(857)	(3,928)	(1,770)
Amortization of debt discount	—	1,409	1,586
Property acquisition costs	2,210	2,551	2,188
Other, net	(1,934)	1,912	1,609
Adjusted taxable income subject to 90% REIT dividend requirement	$66,609	$35,523	$24,156

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

HOME PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

2              SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Federal Income Taxes (continued)

Included in total assets on the consolidated balance sheets are deferred tax assets of $13,168 and $13,185 as of December 31, 2012 and 2011, respectively.  The deferred tax assets were a result of the net losses associated with the affordable property portfolio sales during 2004 and 2003.  Management does not believe it is more likely than not that these deferred assets will be used, and accordingly has recorded a reserve against the deferred tax assets of $13,168 and $13,185 for the years ended December 31, 2012 and 2011, respectively.  The deferred tax assets are associated with HPRS which performed certain residential and development activities of the Company.  HPRS historically provided commercial management services and provided loan advances to affordable housing entities owned through general partnership interests.  As these activities are no longer provided, Management does not currently believe there is a source for future material taxable earnings for HPRS that would give rise to value for the deferred tax assets.

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

Recently Adopted Accounting Standards

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

HOME PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

3              RECENTLY ADOPTED AND RECENTLY ISSUED ACCOUNTING STANDARDS (continued)

Recently Issued Accounting Standards

In February 2013, the FASB issued ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which requires an entity to present information about reclassification adjustments from accumulated other comprehensive income in their interim and annual financial statements in a single note or on the face of the financial statements.  ASU 2013-02 will be effective for the Company on January 1, 2013.  The Company’s adoption of this authoritative guidance is not expected to have a material impact on its operating results or financial position.

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

Through October 12, 2010, the Company was the general partner in the VIE which was initially syndicated using low income housing tax credits under Section 42 of the Internal Revenue Code.  As general partner, the Company managed the day-to-day operations of the partnership for a management fee.  In addition, the Company had an operating deficit guarantee and an approximate $3,000 tax credit guarantee to the limited partners of that partnership.  As a result of the sale, the Company no longer manages the day-to-day operations and the tax credit guarantee was reduced to approximately a $3,000 secondary guarantee through 2015, with the new general partner assuming the management of operations and primary tax credit guarantee.  The VIE is included in discontinued operations within the consolidated statements of operations for the year ended December 31, 2010.

5              ACQUISITIONS AND DEVELOPMENT

Property Acquisitions

During the years ended December 31, 2012 and 2011, the Company acquired the communities listed below:

						Cost of
		Date	Year	Number	Cost of	Acquisition
Apartment Community	Region	Acquired	Constructed	of Units	Acquisition	Per Unit
Hunters Glen	Suburban D.C.	4/19/2011	1984	108	$7,000	$65
Waterview	Philadelphia	7/14/2011	1968	203	$24,600	$121
The Commons at Haynes Farm	Boston	7/15/2011	1991	302	$40,500	$134
The Apts at Cambridge Court	Baltimore	8/23/2011	1999-2002	544	$90,400	$166
Somerset Park	Suburban D.C.	10/11/2011	2006	108	$20,250	$188
Newport Village	Suburban D.C.	10/17/2011	1969	937	$205,000	$219
The Courts at Dulles	Suburban D.C.	11/30/2011	2000	411	$92,750	$226
The Gates of Deer Grove	Chicago	12/15/2011	1974	204	$20,200	$99
The Manor East	Suburban D.C.	5/11/2012	1964	164	$16,200	$99
Woodway at Trinity Centre	Suburban D.C.	5/17/2012	1997	504	$96,000	$190
Howard Crossing	Baltimore	6/28/2012	1968-1975	1,350	$186,000	$138

HOME PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

5              ACQUISITIONS AND DEVELOPMENT (continued)

Property Acquisitions (continued)

All of the 2012 and 2011 acquired apartment communities were recorded at fair value which approximated actual purchase price.  None of the acquisitions were subject to bargain purchase options or resulted in goodwill being recorded.  In connection with these acquisitions, closing costs of $2,741 and $3,225 were incurred and are included in other expenses for the years ended December 31, 2012 and 2011, respectively.

Included in the consolidated statements of income for the years ended December 31, 2012 and 2011, are total revenues of $63,873 and $12,386, respectively, and net income attributable to common shareholders of $19,094 and $3,054, respectively, since the respective date of acquisition through December 31, 2012 for the 2012 and 2011 acquired apartment communities.

Pro Forma Information

The following unaudited pro forma information was prepared as if the 2012 and 2011 transactions related to the acquisition of apartment communities occurred as of January 1 of the preceding year.  The pro forma financial information is based upon the historical consolidated financial statements of the Company and the acquired communities, and is not necessarily indicative of the consolidated results which actually would have occurred if the transactions had been consummated at January 1, 2011, nor does it purport to represent the results of operations for future periods.  Adjustments to the pro forma financial information for the years ended December 31, 2012 and 2011 consist principally of providing net operating activity and recording interest, depreciation and amortization from January 1, 2011 to the acquisition date as appropriate.  Acquisition related costs in the amount of $2,741 were excluded from the 2012 Pro forma net income attributable to common stockholders.  An adjustment was made to include these costs in the 2011 Pro forma net income attributable to common stockholders.

	2012 (Unaudited)	2011 (Unaudited)
Pro forma total revenues	$656,624	$621,755
Pro forma net income attributable to common stockholders	139,698	40,481

Pro forma earnings per common share:
Basic	$2.81	$0.97
Diluted	2.77	0.95

Development

During 2012, the Company completed construction at The Apartments at Cobblestone Square located in Fredericksburg, Virginia, consisting of eight, four-story buildings and a refurbished rail depot, for a total of 314 apartment units.  The total cost for this community was $48,609 for an average cost per apartment unit of $155.

HOME PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

5              ACQUISITIONS AND DEVELOPMENT (continued)

Development (continued)

During the fourth quarter of 2011, the Company started construction on Eleven55 Ripley, located in Silver Spring, Maryland, consisting of two buildings, a 21 story high-rise and a 5 story mid-rise, for a total of 379 apartment units.  Construction is expected to be completed in the first quarter of 2014 with initial occupancy in the third quarter of 2013.  The construction in progress for this development was $62,502 as of December 31, 2012.

During the second quarter of 2012, the Company started construction on The Courts at Spring Mill Station, located in Conshohocken, Pennsylvania, a suburb of Philadelphia. The mid-rise project, consisting of two buildings, will have a total of 385 apartment units.  Construction is expected to be completed in the second half of 2014 with initial occupancy in the first quarter of 2014.  The construction in progress for this development was $20,739 as of December 31, 2012.

Redevelopment

The Company has one project under redevelopment.  Arbor Park, located in Alexandria, Virginia, has 851 garden apartments in fifty-two buildings built in 1967.  The Company plans to extensively renovate all of the units over several years on a building by building basis.  As of December 31, 2012, there were five buildings with 90 units under renovation and twenty-six buildings with 391 units completed and 290 units occupied.  As of December 31, 2012, the Company has incurred costs of $14,006 for the renovation which is included in buildings, improvements and equipment.  The entire project is expected to be completed in 2014.

The Company has one project in the pre-redevelopment phase.  Falkland Chase, located in Silver Spring, Maryland, currently has 450 garden apartments constructed between 1936 and 1939.  The Company has obtained the necessary approvals to redevelop the North parcel which allows for an increase of units from 182 to approximately 1,185 units.  The cost associated with this project was $4,762 as of December 31, 2012 and is included in other assets.

Acquisition of Notes Receivable

On September 22, 2010, the Company purchased two non-performing mortgage notes from a community bank for $1,433 in an arm’s length transaction.  Both notes were in default.  They were purchased at face value plus accrued interest and late fees and were collateralized by real property.  One of the notes, originally purchased by the Company for $1,015, was repaid in its entirety on January 28, 2011.  The second note was purchased for $418 and was collateralized by vacant land.  On December 3, 2012, the Company completed foreclosure on the remaining note and took ownership of a parcel of vacant land located in Wall Township, NJ.  The total cost of the parcel, including legal fees, is $608 and is included in land as of December 31, 2012.

6              MORTGAGE NOTES PAYABLE

The Company’s mortgage notes payable are summarized as follows:

	2012	2011

Fixed rate mortgage notes payable	$1,967,026	$2,058,724
Variable rate mortgage notes payable	198,001	202,112
Mortgage notes payable	$2,165,027	$2,260,836

HOME PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

6              MORTGAGE NOTES PAYABLE (continued)

For 2012 and 2011, mortgage notes payable are collateralized by certain apartment communities as detailed in Schedule III.  The mortgage notes payable outstanding as of December 31, 2012 mature at various dates from 2013 through 2030, with a weighted average remaining term of approximately five years.  The weighted average interest rate of the Company’s fixed rate notes was 5.30% and 5.34% at December 31, 2012 and 2011, respectively.  The weighted average interest rate of the Company’s variable rate notes was 2.77% and 2.98% at December 31, 2012 and 2011, respectively.

Principal payments on the mortgage notes payable for years subsequent to December 31, 2012 are as follows:

2013	$224,607
2014	106,377
2015	276,400
2016	345,791
2017	276,684
Thereafter	935,168
$2,165,027

Prepayment penalties of $2,202, $13 and $190 were incurred for the years ended December 31, 2012, 2011 and 2010, respectively, and are included in interest expense.  Included in the 2012 prepayment penalties of $2,202, are penalties of $2,115 which were incurred in connection with the sale of property and are included in discontinued operations.

Deferred financing costs of $45, $72 and $340 were written off for the years ended December 31, 2012, 2011 and 2010, respectively, and are included in interest expense.  For 2010, deferred financing costs written off of $216 were incurred in connection with the deconsolidation of the VIE and are included in discontinued operations.  For 2012, deferred financing costs written off of $42 were incurred in connection with the sale of property and are included in discontinued operations.  For 2012, 2011 and 2010, deferred financing costs written off of $3, $72 and $124, respectively, were incurred in connection with the repayment of mortgages and are included in interest expense from continuing operations.

7              UNSECURED NOTES PAYABLE

Unsecured Term Loan

In December 2011, the Company entered into a five-year unsecured term loan for $250,000 with M&T Bank as lead bank, and ten other participating lenders.  The loan bears monthly interest at a variable rate based on LIBOR, plus a spread from 1.00% to 2.00% based on the Company’s leverage ratio.  On July 19, 2012, the Company entered into interest rate swap agreements that effectively convert the variable LIBOR portion of this loan to a fixed rate of 0.685%, as more fully described in Note 11.  As of December 31, 2012, based on the Company’s leverage ratio, the spread was 1.30%, and the one-month LIBOR was swapped at 0.685%; resulting in an effective rate of 1.99% for the Company.  The loan has covenants that align with the unsecured line of credit facility.  The Company was in compliance with these financial covenants for all periods presented.

Unsecured Demand Note

On June 27, 2012, the Company entered into a loan agreement with M&T Bank with a maximum principal amount of $100,000 and monthly interest at a variable rate based on LIBOR, plus a spread from 1.00% to 2.00% based on the Company’s leverage ratio.  The Company borrowed the maximum amount of $100,000.  Proceeds from this demand note were utilized to partially fund the purchase of a 1,350 unit apartment community on June 28, 2012.  During the fourth quarter, 2012, the Company repaid the $100,000 balance on the note from property disposition proceeds.

HOME PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

7              UNSECURED NOTES PAYABLE (continued)

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

On November 1, 2011, the Company repurchased at face value $135,000 of the Senior Notes, plus accrued interest of $2,784, that were presented by the holders for repurchase in accordance with the Indenture.  On December 21, 2011 the remaining outstanding balance of $5,000 principal amount of the Senior Notes was repurchased by the Company, at face value plus accrued interest of $29, at the Company’s option in accordance with the Indenture.  There were no outstanding Senior Notes as of December 31, 2012 or 2011.

The following table provides additional information about the Senior Notes for the years ended December 31, 2011 and 2010:

	2011	2010
Coupon interest	$4,835	$5,775
Issuance cost amortization	456	547
Discount amortization	1,782	2,082
Total interest expense	$7,073	$8,404

The effective interest rate was 5.75% for the years ended 2011 and 2010.  The conversion price per share, as adjusted, was $72.87 for the year ended 2010 and as of the November 1, 2011 and December 21, 2011 repurchase dates.

HOME PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

9              UNSECURED LINE OF CREDIT

On December 9, 2011, the Company entered into an Amended and Restated Credit Agreement (the “Credit Agreement”), which provides for a $275,000 revolving credit facility with an initial maturity date of December 8, 2015 and a one-year extension at the Company’s option.  The Credit Agreement amended its prior $175,000 facility, which was scheduled to expire on August 31, 2012, not including a one-year extension at the Company’s option.  The Credit Agreement is with M&T Bank and U.S. Bank National Association as joint lead arrangers, M&T Bank as administrative agent and nine other commercial banks as participants.  The Company had $162,500 outstanding under the credit facility on December 31, 2012.  Borrowings under the line of credit bear interest at a variable rate based on LIBOR, plus a spread from 1.00% to 2.00% based on the Company’s leverage ratio.  As of December 31, 2012, based on the Company’s leverage ratio, the LIBOR margin was 1.30%, and the one-month LIBOR was 0.25%; resulting in an effective rate of 1.55% for the Company.

The Credit Agreement requires the Company to maintain certain financial ratios and measurements including a limitation on outstanding indebtedness and a minimum interest coverage ratio.  The Company was in compliance with these financial covenants for all periods presented.

The Credit Agreement also provides the ability to issue up to $20,000 in letters of credit.  While the issuance of letters of credit does not increase borrowings outstanding under the line of credit, it does reduce the amount available.  At December 31, 2012, the Company had outstanding letters of credit of $16,432 and the amount available on the credit facility was $96,068.

10                                  FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial Instruments Carried at Fair Value

The fair value of interest rate swaps, which are more fully described in Note 11, are determined using the market standard of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts).  The variable cash payments (or receipts) are based on an expectation of future interest rate forward curves derived from observable market interest rate curves (level 2 inputs, as defined by the authoritative guidance).  The Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements.  The Company has determined that the significant inputs used in this model are observable in active markets, therefore considers the interest rate swap liability valuation of $1,296 at December 31, 2012 classified in level 2 of the fair value hierarchy.

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

10           FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

Financial Instruments Not Carried at Fair Value (continued)

The Company determined the fair value of its mortgage notes payable, unsecured term loan, unsecured senior notes and unsecured line of credit facility using a discounted future cash flow technique that incorporates observable market-based inputs, including a market interest yield curve with adjustments for duration, loan to value (level 2 inputs), and risk profile (level 3 inputs).  In determining the market interest yield curve, the Company considered its BBB credit rating (level 2 inputs).  The Company has determined that the significant inputs used in this model are observable in active markets, therefore considers the valuation classified in level 2 of the fair value hierarchy.  At December 31, 2012 and December 31, 2011, the fair value of the Company’s total debt, consisting of the mortgage notes, the unsecured term loan, unsecured senior notes and unsecured line of credit, amounted to a liability of $2,968,865 and $2,826,006, respectively, compared to its carrying amount of $2,777,527 and $2,663,336, respectively.

11                                  DERIVATIVE AND HEDGING ACTIVITIES

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

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the balance sheets as of December 31, 2012:

Derivative Type	Balance Sheet Location	December 31, 2012

Interest rate swaps	Accrued expenses and other liabilities	$1,296

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

11           DERIVATIVE AND HEDGING ACTIVITIES (continued)

Cash Flow Hedges of Interest Rate Risk (continued)

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in accumulated other comprehensive income and are subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.  During 2012, such derivatives were used to hedge the variable cash flows associated with certain variable-rate debt.  The ineffective portion of the change in fair value of the derivatives are recognized directly in earnings.  During the year ended December 31, 2012 the Company did not record any hedge ineffectiveness.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt.  The Company estimates that an additional $1,100 will be reclassified from accumulated other comprehensive income as an increase to interest expense over the next twelve months.

As of December 31, 2012, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Interest Rate Derivative	Notional Amount	Fixed Interest Rate	Variable Interest Rate	Maturity Date
Interest rate swap	$150,000	0.6800%	One-month LIBOR	December 8, 2016
Interest rate swap	$100,000	0.6925%	One-month LIBOR	December 8, 2016

The table below details the location in the financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges for the year ended December 31, 2012:

2012
Amount of gain (loss) recognized in accumulated other comprehensive income on interest rate derivatives (effective portion)	$(1,722)
Amount of gain (loss) reclassified from accumulated other comprehensive income into income as interest expense (effective portion)	$(426)
Amount of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	$—

The Company is exposed to credit risk in the event of non-performance by the counterparties to the swaps.  The Company minimizes this risk exposure by limiting counterparties to major banks and investment brokers who meet established credit and capital guidelines.

HOME PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

11           DERIVATIVE AND HEDGING ACTIVITIES (continued)

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

As of December 31, 2012, the fair value of derivatives in a net liability position including an adjustment for nonperformance risk related to these agreements but excluding accrued interest was $1,296.  As of December 31, 2012, the Company has not posted any collateral related to these agreements and was not in breach of any agreement provisions.  If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at their aggregate termination value of $1,345 at December 31, 2012.

12           STOCKHOLDERS’ EQUITY

Common Stock

In 1997, the Company’s Board of Directors approved a stock repurchase program under which the Company may repurchase shares of its outstanding common stock and UPREIT Units (“Company Program”).  The shares and units may be repurchased through open market or privately negotiated transactions at the discretion of Company management.  The Board’s action did not establish a target price or a specific timetable for repurchase.  At December 31, 2012 the Company had authorization to repurchase 2,291,160 shares of common stock and UPREIT Units under the Company Program.  There were no repurchases in 2012, 2011 or 2010.

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

12           STOCKHOLDERS’ EQUITY (continued)

At-The-Market Equity Offering Programs (continued)

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

On May 14, 2012, the Company initiated another ATM equity offering program through which it is authorized to sell up to 4.4 million shares of common stock from time to time in ATM offerings or negotiated transactions. The following summarizes issuances of common stock from this program since inception through December 31, 2012:

Period	Number of Shares Sold	Gross Proceeds	Net Proceeds	Average Sales Price
Second quarter 2012	698,599	$42,528	$41,617	$60.88
Third quarter 2012	1,262,125	80,303	78,682	63.63
Fourth quarter 2012	10,100	628	609	62.18
Total	1,970,824	$123,459	$120,908	$62.64

The Company used the net proceeds from the ATM offerings primarily for general corporate purposes including acquisitions, development and redevelopment of apartment communities.

Public Equity Offering

On September 20, 2011, the Company publicly offered 6,000,000 shares of its common stock at a price of $58.50 per share, for net proceeds of $336,760 after underwriting discounts, commissions and offering expenses.  All of the 6,000,000 shares offered were purchased and subsequently delivered on September 23, 2011.

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

HOME PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

12           STOCKHOLDERS’ EQUITY (continued)

Dividends

Stockholders are taxed on dividends and must report such dividends as ordinary income, capital gains, or return of capital.  The Company has declared and paid a $2.64 distribution per common share (CUSIP 437306103) during its most recent fiscal year.  Pursuant to Internal Revenue Code Section 857(b)(3)(C), for the year ended December 31, 2012, the Company designated the taxable composition of the following cash distributions to holders of common shares in the amounts set forth in the tables below:

				Distribution Type
Declaration Dates	Record Dates	Payable Dates	Distributions Per Share	Ordinary Taxable Dividend	Qualified Dividend	Return of Capital	Long- Term Capital Gain	Unrecaptured Sec. 1250 Gain
2/4/2012	2/16/2012	2/28/2012	$0.66	75.9761%	0.0000%	21.7871%	1.2194%	1.0174%
5/1/2012	5/15/2012	5/25/2012	$0.66	75.9761%	0.0000%	21.7871%	1.2194%	1.0174%
8/1/2012	8/14/2012	8/24/2012	$0.66	75.9761%	0.0000%	21.7871%	1.2194%	1.0174%
10/31/2012	11/15/2012	11/27/2012	$0.66	75.9761%	0.0000%	21.7871%	1.2194%	1.0174%

		Totals	$2.64	75.9761%	0.0000%	21.7871%	1.2194%	1.0174%

The taxable composition of cash distributions for each common share for 2011 and 2010 is as follows:

		Distribution Type
Year	Distributions Per Share	Ordinary Taxable Dividend	Qualified Dividend	Return of Capital	Long- Term Capital Gain	Unrecaptured Sec. 1250 Gain
2011	$2.48	62.85%	0.00%	37.15%	0.00%	0.00%
2010	$2.32	53.73%	0.00%	46.27%	0.00%	0.00%

Total Shares and Units Outstanding

At December 31, 2012, 51,508,142 common shares, and 10,455,593 UPREIT Units were outstanding for a total of 61,963,735 common share equivalents.

HOME PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

12           STOCKHOLDERS’ EQUITY (continued)

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

The reconciliation of basic and diluted earnings per share for the years ended December 31, 2012, 2011 and 2010, is as follows:

	2012	2011	2010
Numerator:
Income from continuing operations	$80,942	$43,786	$23,935
Less: Income from continuing operations attributable to noncontrolling interest	(14,169)	(8,997)	(5,675)
Income from continuing operations attributable to common stockholders	$66,773	$34,789	$18,260
Discontinued operations	$82,680	$3,878	$2,383
Less: Discontinued operations attributable to noncontrolling interest	(14,151)	(811)	(562)
Discontinued operations attributable to common stockholders	$68,529	$3,067	$1,821
Denominator:

Basic weighted average number of common shares outstanding	49,744,636	41,860,139	36,682,191
Effect of dilutive stock options	566,732	595,708	419,380
Effect of restricted shares	71,268	89,235	68,315
Diluted weighted average number of common shares outstanding	50,382,636	42,545,082	37,169,886
Earnings per common share:

Basic earnings per share:
Income from continuing operations	$1.34	$0.83	$0.50
Discontinued operations	1.38	0.07	0.05
Net income attributable to common stockholders	$2.72	$0.90	$0.55

Diluted earnings per share:
Income from continuing operations	$1.33	$0.82	$0.49
Discontinued operations	1.36	0.07	0.05
Net income attributable to common stockholders	$2.69	$0.89	$0.54

Unexercised stock options to purchase 334,659, 172,810 and 1,702,783 shares of the Company’s common stock were not included in the computations of diluted EPS because the options’ exercise prices were greater than the average market price of the Company’s stock during the years ended December 31, 2012, 2011 and 2010, respectively.  In conjunction with the issuance of the Senior Notes, there were 331,257 potential shares issuable under certain circumstances, none of which were considered dilutive as of December 31, 2010.

HOME PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

13           STOCK BENEFIT PLAN

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

On May 3, 2011, the stockholders of the Company approved the 2011 Stock Benefit Plan (the “2011 Plan”).  The types of awards that may be granted under the 2011 Plan include stock options, stock appreciation rights, restricted stock, restricted stock units, unrestricted stock, and dividend equivalent rights.  The 2011 Plan includes an authorization to issue up to 3,000,000 newly authorized shares of the Company’s common stock plus the number of shares available for grant under the 2008 Stock Benefit Plan, which were 521,577 as of December 31, 2012.  The grant of a stock option or stock appreciation right is deemed, for purposes of determining the number of shares available under the 2011 Plan, as an award of one share of common stock for each share of common stock subject to the option or stock appreciation right.  The grant of any full value awards (awards other than stock options or stock appreciation rights) is deemed, for purposes of determining the number of shares available under the 2011 Plan, as an award of 4.28 shares of common stock for each share of common stock subject to the award.  Any forfeitures or cancellations of awards will be returned to the reserved pool under the 2011 Plan in the same manner.  As of December 31, 2012, awards of 3,686 shares which have been forfeited or cancelled have been returned to the 2011 Plan and are available for future grants.  The 2011 Plan succeeds previous plans as described below.

In November 2011, the Company’s Board of Directors approved a multiyear performance-based equity plan (“the 2012 Performance Plan”).  The 2012 Performance Plan is governed by the 2011 Plan.  Awards are in the form of restricted stock units with a service condition and market conditions.

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

HOME PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

13           STOCK BENEFIT PLAN (continued)

Description of Stock Benefit Plans (continued)

Stock options, restricted stock and restricted stock unit awards granted to employees and non-employee Directors under the all stock benefit plans are as follows:

	Employee Awards				Non-Employee Director Awards
Name of Plan	Stock Options Granted	Restricted Stock Granted	Restricted Stock Units Granted(a)	Total Granted	Stock Options Granted	Restricted Stock Granted	Total Granted	Available for Future Grant of Awards
1994 Plan	1,542,381	—	—	1,542,381	153,654	—	153,654	—
2000 Plan	2,101,220	350,702	—	2,451,922	163,760	2,700	166,460	—
2003 Plan	2,737,142	96,822	—	2,833,964	217,723	28,935	246,658	—
2008 Plan	1,354,837	290,131	—	1,644,968	134,146	36,313	170,459	—
2011 Plan	386,609	195,978	114,743	697,330	—	21,003	21,003	1,730,963

(a)         Represents service-based awards of 19,119 and market-based awards of 95,624 at the maximum achievable level.

Terms and provisions applicable to an award granted, including vesting provisions, are specified in an award certificate.  Options granted under the 2011 Plan and the 2008 Plan during the years 2012, 2011 and 2010, vest 20% for each year of service until 100% vested on the fifth anniversary and expire after ten years from the date of grant. The exercise price per share for stock options issued under all of the stock benefit plans may not be less than 100% of the closing price of a share of common stock on the date the stock option is granted.  Restricted stock awards granted to Directors vest 100% on the fifth anniversary of the date of grant.  All of the 108,065, 87,913 and 108,252 restricted stock awards granted to employees during 2012, 2011 and 2010 vest 25% on each anniversary of the date of grant for a period of four years.  Vesting conditions for restricted stock unit awards is more fully described under the heading “Restricted Stock Units” below.  The Company has a policy of issuing new shares upon the exercise of stock options and upon the vesting of restricted stock.

Stock Options

Stock-based compensation cost for stock options is estimated at the grant date based on each option’s fair value as calculated using the Black-Scholes option pricing model, which incorporates various assumptions including expected dividend yields, volatility, option lives and interest rates.  The Company recognizes stock-based compensation cost as expense ratably on a straight-line basis over the requisite service period.  In determining the service period, the Company considers service requirements, the vesting period and retirement eligibility of the grantee.  Authoritative guidance requires the estimation of forfeitures when recognizing compensation expense and that this estimate of forfeitures be adjusted over the requisite service period should actual forfeitures differ from such estimates.  Changes in estimated forfeitures are recognized through a cumulative catch-up adjustment, which is recognized in the period of change, and impacts the amount of unamortized compensation expense to be recognized in future periods.

HOME PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

13           STOCK BENEFIT PLAN (continued)

Stock Options (continued)

The following weighted average assumptions were used for the years ended December 31, 2012, 2011 and 2010:

Assumption	2012	2011	2010
Expected dividend yield	4.22%	4.32%	5.87%
Expected volatility	26.53%	25.98%	19.31%
Expected lives of the employee options	6.0 Years	6.0 Years	5.7 Years
Expected lives of the Director options	—	—	6.7 Years
Risk free interest rate	1.03%	2.36%	2.75%

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

A summary of stock option activity for the year ended December 31, 2012 is as follows:

	Number of Options	Weighted Average Exercise Price Per Option	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Options outstanding at December 31, 2011	2,774,372	$46.14
Granted	219,799	63.69
Exercised	(436,430)	41.77
Cancelled	(1,400)	37.07
Options outstanding at December 31, 2012	2,556,341	$48.40	5.4	$33,002
Options exercisable at December 31, 2012	1,721,270	$47.04	4.4	$24,563

A summary of unvested stock option activity for the year ended December 31, 2012 is as follows:

	Number of Options	Weighted Average Exercise Price Per Option
Unvested stock options at December 31, 2011	1,078,921	$47.48
Granted	219,799	63.69
Vested	(462,249)	48.51
Cancelled	(1,400)	37.07
Unvested stock options at December 31, 2012	835,071	$51.20

As of December 31, 2012, there was $1,483 of total unrecognized compensation cost related to unvested stock options that is expected to be recognized over a weighted average period of 1.63 years.

HOME PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

13           STOCK BENEFIT PLAN (continued)

Stock Options (continued)

A summary of stock option activity for the years ended December 31, 2012, 2011 and 2010 is as follows:

	2012	2011	2010
Stock-based compensation costs recognized	$3,052	$2,813	$2,818
Fair value of options vested	2,717	2,562	2,457
Cash received from the exercise of options	18,228	23,843	14,090
Intrinsic value of options exercised	8,737	9,288	5,723
Grant date fair value of options granted to employees, per share	9.32	9.95	4.14
Grant date fair value of options granted to Directors, per share	—	—	4.33

Number of options granted to employees	219,799	166,810	352,454
Number of options granted to Directors	—	—	48,490

Restricted Stock

Stock-based compensation cost for restricted stock is measured based on the closing price of the Company’s common stock on the date of grant and is recognized ratably on a straight-line basis over the requisite service period.  In determining the service period, the Company considers service requirements, the vesting period and retirement eligibility of the grantee.

A summary of restricted stock activity for the year ended December 31, 2012 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Restricted stock outstanding and unvested at December 31, 2011	289,448	$50.29
Granted	119,604	63.62
Vested and issued	(107,546)	50.39
Cancelled	(6,472)	45.05
Restricted stock outstanding and unvested at December 31, 2012	295,034	$55.77

As of December 31, 2012, there was $5,258 of total unrecognized compensation cost related to unvested restricted stock that is expected to be recognized over a weighted-average period of 2.14 years.

A summary of restricted stock activity for the years ended December 31, 2012, 2011 and 2010 is as follows:

	2012	2011	2010
Stock-based compensation costs recognized	$7,659	$6,226	$4,527
Fair value of restricted shares vested	6,707	5,246	3,447
Weighted average price of shares granted, per share	63.62	62.09	49.35

Number of restricted shares granted to employees	108,065	87,913	108,252
Number of restricted shares granted to Directors	11,539	9,464	12,760

HOME PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

13           STOCK BENEFIT PLAN (continued)

Restricted Stock Units

On February 14, 2012, awards in connection with the 2012 Performance Plan, with an estimated fair value of $4,084, were granted to executive officers of the Company.  Awards are in the form of restricted stock units with a service condition and market conditions, with dividend equivalent rights.  Seventy-five percent of the total award value is market-based and subject to three Total Shareholder Return (“TSR”) market measures:  50% absolute Home Properties TSR, 25% relative NAREIT All Equity REIT Index, and 25% relative NAREIT Apartment Index.  The remaining twenty-five percent is service-based and vests over three years.  The measurement period for the 2012 Performance Plan began on January 1, 2012 and will end on December 31, 2014.

At the end of the three-year measurement period ending December 31, 2014, the Company’s TSR results will be compared to the Threshold, Target and High hurdles established at the beginning of the three-year measurement period as defined below:

2012 — 2014 Performance Goals
Market Requirements	Threshold	Target	High

Absolute TSR	7%	9%	11%

All REIT TSR Index	Absolute TSR is within 350 basis points below the index return	Absolute TSR is within 100 basis points below or above the index return	Absolute TSR is greater than 250 basis points above the index return

Apartment TSR Index	Absolute TSR is within 350 basis points below the index return	Absolute TSR is within 100 basis points below or above the index return	Absolute TSR is greater than 250 basis points above the index return

If the Company’s TSR results meet or exceed the Threshold hurdle for any of the three performance measures, an equity award will be granted in accordance with the vesting conditions as outlined in the 2012 Performance Plan.  Actual results achieved that fall between the Threshold and High hurdles will result in a prorated number of awards granted.

HOME PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

13           STOCK BENEFIT PLAN (continued)

Restricted Stock Units (continued)

The fair value of the restricted stock unit awards was estimated on the date of grant using a multifactor Monte Carlo simulation model, which incorporates various assumptions including the baseline share value, dividend yield, estimated volatility figures and risk free rates over the three-year measurement period.  The Company recognizes compensation expense for the 2012 Performance Plan over the three-year measurement period for 100% of each award with a service condition and 50% of each award with a market condition. For the remaining 50% of each award with a market condition, the Company recognizes compensation expense over a four year period which includes the three-year measurement period and a one-year vesting period subsequent to the end of the measurement period. The recognition of compensation cost takes into account retirement eligibility.

The following weighted average assumptions were used for grants awarded during the year ended December 31, 2012:

Assumption	2012
Baseline share value	$55.87
Expected dividend yield	4.45%
Expected volatility	31.24%
Risk free interest rate	0.22%
Estimated fair value per share of the market-based awards	$51.40
Estimated fair value per share of the service-based awards	$59.32

A summary of unvested restricted stock unit activity for the year ended December 31, 2012 is as follows:

	Number of Awards	Weighted Average Grant Date Fair Value Per Share
Restricted stock units unvested at December 31, 2011	—	$—
Granted (a)	114,743	53.39
Vested and issued (b)	(6,490)	53.39
Forfeited	(3,245)	53.39
Restricted stock units unvested at December 31, 2012	105,008	$53.39

(a)         Represents service-based awards of 19,119 and market-based awards of 95,624 at the maximum achievable level.

(b)         Awards were issued in connection with the departure of an executive officer of the Company and were calculated in accordance with the 2012 Performance Plan.

During the year ended December 31, 2012, the Company recognized stock-based compensation expense of $3,240 for the 2012 Performance Plan.  As of December 31, 2012, there was $844 of total unrecognized compensation cost related to unvested restricted stock units that is expected to be recognized over a weighted-average period of 1.7 years.

HOME PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

14           EMPLOYEE BENEFIT PLANS

401(k) Savings Plan

The Company sponsors a defined contribution plan.  Under the plan, the Company will match 75% of the first 4% of each employee’s contributions not to exceed 3% of that employee’s eligible compensation.  The matching expense under this plan charged to operations were $1,046, $1,021 and $946 from continuing operations, and $20, $22 and $29 from discontinued operations, for the years ended December 31, 2012, 2011 and 2010, respectively.

Incentive Bonus Plans

The Company sponsors two incentive bonus plans.  The quarterly site bonus plan is designed to encourage and reward property operations employees for superior financial performance as measured versus budget.  The annual incentive bonus plan is designed to motivate executive officers and certain other corporate and regional employees to maximize the Company’s annual operating and financial performance as measured in year over year actual financial measures, annual performance as compared to a peer group and, beginning in 2011, attainment of certain individual and team objectives.  The expense under these plans was $7,034, $7,874 and $5,030 for the years ended December 31, 2012, 2011 and 2010, respectively.

Deferred Bonus Plan

The Company sponsors a deferred bonus plan, which permits certain employees to defer receipt of up to 100% of their annual incentive bonus for three, five or ten years.  Under the plan, the Company will match 10% of the amount deferred and the match vests after three years.  Each deferral and match is credited to an individual employee account with the number of shares of the Company’s common stock that could be purchased with the amounts deferred and matched at the common stock closing price the day before the bonus would have otherwise been paid.  An equivalent of dividends on those shares is also credited to the employee account on dividend payment dates based upon the common stock closing price on those dates.  Payments out of deferred accounts are made by issuance of common stock.  The total amounts deferred were $1,390 and $960 at December 31, 2012 and 2011, respectively.  The matching expense under this plan was $10, $15 and $11 for the years ended December 31, 2012, 2011 and 2010, respectively.

Deferred Compensation Plan

In 2011, the Company initiated a deferred compensation plan, which permits certain employees to defer up to 50% of their annual base pay until retirement.  Upon retirement, the employee can elect a lump sum distribution or annual payments over two to ten years.  There is no Company match and all deferred amounts are 100% vested.  The total amount deferred was $405 at December 31, 2012.

15           SEGMENT REPORTING

The Company is engaged in the ownership and management of market rate apartment communities.  Each apartment community is considered a separate operating segment.  Each segment on a standalone basis is less than 10% of the revenues, net operating income and assets of the combined reported operating segment and meets a majority of the aggregation criteria under authoritative guidance.  There is no resident who has one or more leases which, in the aggregate, account for more than 10% of the aggregate gross revenues for the years ended December 31, 2012, 2011 or 2010.  The operating segments are aggregated as Core and Non-core properties.

Non-segment revenue to reconcile to total revenue consists of other income.  Non-segment assets to reconcile to total assets include cash and cash equivalents, cash in escrows, accounts receivable, prepaid expenses, deferred charges and other assets.

HOME PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

15           SEGMENT REPORTING (continued)

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

The revenues and net operating income for each of the reportable segments are summarized as follows for the years ended December 31, 2012, 2011 and 2010:

	2012	2011	2010
Revenues
Apartments owned
Core properties	$554,429	$530,322	$498,683
Non-core properties	89,609	31,079	—
Reconciling items	310	155	106
Total revenues	$644,348	$561,556	$498,789

Net operating income
Apartments owned
Core properties	$351,610	$325,194	$295,262
Non-core properties	57,388	19,138	—
Reconciling items	310	155	106
Net operating income, including reconciling items	409,308	344,487	295,368

General and administrative expenses	(34,174)	(29,145)	(25,138)
Interest expense	(125,809)	(127,618)	(120,652)
Depreciation and amortization	(165,642)	(140,713)	(122,772)
Other expenses	(2,741)	(3,225)	(2,871)
Income from continuing operations	$80,942	$43,786	$23,935

The assets for each of the reportable segments are summarized as follows as of December 31, 2012 and 2011:

Assets	2012	2011
Apartments owned
Core properties	$3,207,303	$3,214,456
Non-core properties	1,139,083	844,109
Reconciling items	105,106	94,641
Total assets	$4,451,492	$4,153,206

HOME PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

16           TRANSACTIONS WITH AFFILIATES

The Company leases its corporate office space from a former affiliate.  The rent for the corporate office space is a gross rent that includes real estate taxes and common area maintenance.  In July 2009, the Company extended the lease on its corporate office space through September 2019 (with a right to terminate the lease in 2016, at the Company’s option), plus two five-year renewal options.  Rental expense was $1,377, $1,350 and $1,353 for each of the years ended December 31, 2012, 2011 and 2010, respectively.

17           COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company has entered into operating leases for office space and office equipment with remaining terms of 1 to 5 years.  Future minimum rental payments under non-cancelable operating leases in effect as of December 31, 2012 were as follows:

2013	$1,860
2014	1,840
2015	1,844
2016	1,621
2017	294
Thereafter	—
$7,459

The Company incurred $2,574, $2,567 and $2,599 of rent expense under operating leases in 2012, 2011 and 2010, respectively.

Letters of Credit

As of December 31, 2012 the Company had issued $16,432 in letters of credit, which were provided under the Company’s $275,000 unsecured Credit Agreement.  The letters of credit were required to be issued under certain tax escrow agreements, construction projects, workers’ compensation and health insurance policies.

Debt Covenants

The unsecured notes payable and unsecured Credit Agreement contain restrictions which, among other things, require maintenance of certain financial ratios.  The Company was in compliance with these financial ratios for all periods presented.

Included in the Company’s consolidated balance sheet at December 31, 2012 are assets of its subsidiary Home Properties Fair Oaks, LLC, owner of The Courts at Fair Oaks, Fairfax County, VA, that are pledged as collateral for specific indebtedness and are not available to satisfy any other obligations of the Company.

Tax Protection Obligations

In connection with various UPREIT transactions, the Company has agreed to maintain certain levels of nonrecourse debt for a period of 5 to 10 years associated with the contributed properties acquired.  In addition, the Company is restricted in its ability to sell certain contributed properties (10% of the owned portfolio at December 31, 2012) for a contract period of 7 to 15 years except through a tax deferred Internal Revenue Code Section 1031 like-kind exchange.  The remaining terms on the sale restrictions range from 3 months to 4.5 years.

HOME PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

17           COMMITMENTS AND CONTINGENCIES (continued)

Limited Partnership

For periods before October 13, 2010, the Company, through its general partnership interest in an affordable property limited partnership referred to as the VIE, had guaranteed certain low income housing tax credits to limited partners in this partnership through 2015 totaling approximately $3,000.  As more fully described in Note 4, the Company’s general partner interest in this entity was sold on October 13, 2010.  The tax credit guarantee was reduced to a $3,000 secondary guarantee.  As of December 31, 2012, there were no known conditions that would make such payments necessary relating to the tax credit guarantee; therefore, no liability has been recorded in the financial statements.

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

18           DISCONTINUED OPERATIONS

Included in discontinued operations for the years ended December 31, 2012, 2011 and 2010 are the operating results of six apartment community dispositions, all sold in 2012, and the operating results of the VIE for which the Company’s general partnership interest was sold in 2010.

A summary of 2012 community dispositions is as follows:

Apartment Community	Region	Date Sold	Number of Units	Sales Price	Sales Price Per Unit	Gain on Sale
Chesterfield Apartments	Philadelphia	9/13/2012	247	$25,155	$102	$12,209
Woodholme Manor	Baltimore	9/20/2012	177	16,000	90	7,449
Curren Terrace	Philadelphia	10/11/2012	318	29,793	94	15,872
Falcon Crest	Baltimore	11/8/2012	396	46,000	116	27,801
Timbercroft	Baltimore	12/13/2012	284	29,150	103	12,126
Glen Brook	Philadelphia	12/21/2012	174	13,500	78	5,075
			1,596	$159,598		$80,532

HOME PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

18           DISCONTINUED OPERATIONS (continued)

The operating results of discontinued operations are summarized as follows for the years ended December 31, 2012, 2011 and 2010:

	2012	2011	2010
Revenues:
Rental income	$14,360	$16,590	$19,455
Property other income	1,834	1,826	1,790
Other income	—	—	669
Total revenues	16,194	18,416	21,914
Expenses:
Operating and maintenance	6,201	7,468	10,506
Interest expense, including prepayment penalties	4,490	2,965	4,276
Depreciation and amortization	3,355	4,105	4,736
Total expenses	14,046	14,538	19,518
Income from discontinued operations	2,148	3,878	2,396
Gain (loss) on disposition of property	80,532	—	(13)
Discontinued operations	$82,680	$3,878	$2,383

19           SUPPLEMENTAL CASH FLOW DISCLOSURES

Supplemental cash flow information including non-cash financing and investing activities for the years ended December 31, 2012, 2011 and 2010 are as follows:

	2012	2011	2010
Supplemental disclosures:
Cash paid for interest, net of capitalized interest	$127,249	$126,267	$117,292
Interest capitalized	4,380	5,255	9,384
Non-cash investing and financing activities:
Note receivable converted to real estate	608	—	—
Mortgage loans assumed associated with property acquisitions	7,284	—	155,639
Mortgage note premium (discount) written off	(104)	(17)	270
Issuance of UPREIT Units associated with property acquisitions	—	—	4,845
Exchange of UPREIT Units for common shares	6,899	11,399	10,234
Transfers of construction in progress to buildings, improvements and equipment	42,732	100,266	110,902
Capital improvements to properties included in accounts payable	6,130	6,577	5,292
Net real estate disposed in connection with VIE deconsolidation	—	—	13,837
Other assets disposed in connection with VIE deconsolidation	—	—	1,228
Mortgage debt disposed in connection with VIE deconsolidation	—	—	15,762
Other liabilities disposed in connection with VIE deconsolidation	—	—	1,031

HOME PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

20           QUARTERLY FINANCIAL STATEMENT INFORMATION (UNAUDITED)

Quarterly financial information for the years ended December 31, 2012 and 2011 are as follows:

	2012
	First	Second	Third	Fourth
Total revenue	$155,516	$157,649	$164,524	$166,659
Net income attributable to common stockholders	15,388	13,727	36,413	69,774
Basic earnings per share data:
Net income attributable to common stockholders	0.32	0.28	0.72	1.36
Diluted earnings per share data:
Net income attributable to common stockholders	0.31	0.28	0.71	1.34

	2011
	First	Second	Third	Fourth
Total revenue	$136,764	$136,168	$140,030	$148,594
Net income attributable to common stockholders	7,224	8,195	8,508	13,929
Basic earnings per share data:
Net income attributable to common stockholders	0.19	0.21	0.20	0.29
Diluted earnings per share data:
Net income attributable to common stockholders	0.19	0.20	0.20	0.29

The sum of the quarterly earnings per common share amounts may not equal the annual earnings per common share amounts due primarily to changes in the number of common shares outstanding quarter to quarter.  The quarterly reports for the years ended December 31, 2012 and 2011 have been reclassified to reflect discontinued operations in accordance with authoritative guidance.

21           SUBSEQUENT EVENTS

On January 2, 2013, awards in connection with the 2012 Performance Plan, with an estimated fair value of $3,653, were granted to executive officers of the Company.  Awards are in the form of restricted stock units with a service condition and market conditions.  The measurement period for these awards began on January 1, 2013 and will end on December 31, 2015.  Expense attributed to these awards will be recognized based on the underlying vesting conditions of the awards which substantially vest during the measurement period, taking into account retirement eligibility.

On February 2, 2013, the Board of Directors declared a dividend of $0.70 per share on the Company’s common stock and approved a distribution of $0.70 per UPREIT Unit for the quarter ended December 31, 2012.  The dividend and distribution is payable February 26, 2013, to stockholders and unitholders of record on February 14, 2013.

SCHEDULE II

HOME PROPERTIES, INC.

VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

(Dollars in thousands)

	Balance at	Charged to	Adjustments/
	Beginning	Costs and	Amounts	Balance at
	of Year	Expenses	Written Off	End of Year
Allowance for Doubtful Receivables
2012	$2,869	$5,886	$(5,977)	$2,778
2011	3,134	6,593	(6,858)	2,869
2010	3,220	6,636	(6,722)	3,134
Deferred Tax Asset Valuation Allowance
2012	$13,185	$—	$(17)	$13,168
2011	12,750	—	435	13,185
2010	10,195	—	2,555	12,750

SCHEDULE III

HOME PROPERTIES, INC.

REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2012

(Dollars in thousands)

			UPREIT	Initial Cost	UPREIT	Costs		Total Cost			Total Cost,
			Unit	Buildings,	Unit	Capitalized		Buildings,			Net of	Year of
	Encum-		Alloc.	Improvements	Alloc.	Subsequent to		Improvements		Accumulated	Accumulated	Acquisition or
Community	brances	Land	Land(a)	& Equipment	Bldg.(a)	Acquisition	Land	& Equipment	Total(b)	Depreciation	Depreciation	Completion
1200 East West	$—	$13,068	$—	$—	$—	$71,530	$13,068	$71,530	$84,598	$5,541	$79,057	2010	(c)
Annapolis Roads	23,345	14,400	—	18,035	—	6,191	14,400	24,226	38,626	1,966	36,660	2010
Arbor Park of Alexandria	94,345	8,528	429	58,912	4,286	46,589	8,957	109,787	118,744	34,550	84,194	2000
Barrington Gardens	10,597	888	35	6,658	296	6,342	923	13,296	14,219	3,685	10,534	2005
Bayview/Colonial	—	1,600	71	8,471	709	5,650	1,671	14,830	16,501	5,669	10,832	2000
Blackhawk	—	2,968	83	14,568	858	8,408	3,051	23,834	26,885	8,882	18,003	2000
Bonnie Ridge	49,975	4,830	411	42,769	4,147	36,723	5,241	83,639	88,880	34,975	53,905	1999
Braddock Lee	—	3,810	152	8,842	1,488	8,733	3,962	19,063	23,025	8,590	14,435	1998
Cambridge Village	—	2,460	54	3,188	520	2,624	2,514	6,332	8,846	2,246	6,600	2002
Canterbury	41,538	4,944	235	21,384	2,353	15,470	5,179	39,207	44,386	14,543	29,843	1999
Castle Club	—	948	57	8,933	566	6,856	1,005	16,355	17,360	6,024	11,336	2000
Charleston Place	73,633	22,764	—	84,648	—	8,389	22,764	93,037	115,801	6,166	109,635	2010
Chatham Hill	43,164	1,848	286	46,150	2,434	15,467	2,134	64,051	66,185	16,038	50,147	2004
Cider Mill	60,134	15,552	464	65,939	4,549	17,144	16,016	87,632	103,648	26,034	77,614	2002
Cinnamon Run	53,284	7,731	231	59,693	1,934	8,852	7,962	70,479	78,441	14,192	64,249	2005
Country Village	17,975	2,236	113	11,149	1,120	11,793	2,349	24,062	26,411	10,551	15,860	1998
Courts at Huntington Station	—	33,409	53	—	—	88,431	33,462	88,431	121,893	5,665	116,228	2011	(c)
Courtyards Village	—	3,360	—	9,824	525	5,591	3,360	15,940	19,300	5,363	13,937	2001
Crescent Club	—	2,338	—	28,792	—	4,966	2,338	33,758	36,096	2,257	33,839	2010
Cypress Place	9,927	2,304	45	7,861	479	5,959	2,349	14,299	16,648	5,308	11,340	2000
Devonshire Hills	73,745	27,415	574	66,716	5,726	25,929	27,989	98,371	126,360	29,131	97,229	2001
Dunfield	11,003	1,683	—	30,302	—	7,368	1,683	37,670	39,353	5,927	33,426	2007
East Hill Gardens	—	231	24	1,560	241	1,567	255	3,368	3,623	1,439	2,184	1998
East Meadow	14,336	2,250	89	10,803	863	4,328	2,339	15,994	18,333	5,182	13,151	2000
Elmwood Terrace	26,052	6,048	155	14,680	1,561	13,161	6,203	29,402	35,605	10,794	24,811	2000
Falkland Chase	34,601	9,000	327	49,753	3,008	7,274	9,327	60,035	69,362	15,091	54,271	2003
Fox Hall	47,000	9,959	—	51,874	—	16,283	9,959	68,157	78,116	12,079	66,037	2007
Gardencrest	—	24,674	507	61,526	4,974	27,733	25,181	94,233	119,414	29,228	90,186	2002
Gateway Village	—	1,320	71	6,621	695	3,739	1,391	11,055	12,446	4,117	8,329	1999
Glen Manor	7,716	1,044	44	4,565	440	4,241	1,088	9,246	10,334	3,794	6,540	1997
Golf Club	31,984	3,990	187	21,298	1,840	17,368	4,177	40,506	44,683	15,384	29,299	2000
Hackensack Gardens	8,275	2,376	50	10,900	423	6,862	2,426	18,185	20,611	4,732	15,879	2005
Hawthorne Court	32,971	8,940	260	23,446	2,521	22,330	9,200	48,297	57,497	15,633	41,864	2002
Heritage Square	—	2,000	58	4,805	566	3,057	2,058	8,428	10,486	2,722	7,764	2002
Heritage Woods	14,131	1,602	—	12,420	—	4,124	1,602	16,544	18,146	3,337	14,809	2006
Highland House	5,548	3,414	—	14,761	—	3,008	3,414	17,769	21,183	3,423	17,760	2006
Hill Brook Place	12,288	2,192	85	9,118	848	10,105	2,277	20,071	22,348	7,224	15,124	1999
Holiday Square	—	3,575	77	6,108	722	2,840	3,652	9,670	13,322	2,850	10,472	2002

			UPREIT	Initial Cost	UPREIT	Costs		Total Cost			Total Cost,
			Unit	Buildings,	Unit	Capitalized		Buildings,			Net of	Year of
	Encum-		Alloc.	Improvements	Alloc.	Subsequent to		Improvements		Accumulated	Accumulated	Acquisition or
Community	brances	Land	Land(a)	& Equipment	Bldg.(a)	Acquisition	Land	& Equipment	Total(b)	Depreciation	Depreciation	Completion
Home Properties of Bryn Mawr	22,785	3,160	154	17,956	1,537	17,415	3,314	36,908	40,222	12,878	27,344	2000
Home Properties of Devon	59,236	6,280	332	35,643	3,280	35,981	6,612	74,904	81,516	27,270	54,246	2000
Howard Crossing	—	46,044	—	138,871	—	2,510	46,044	141,381	187,425	2,255	185,170	2012
Hunters Glen	—	2,239	—	4,729	—	1,037	2,239	5,766	8,005	326	7,679	2011
Jacob Ford Village	—	6,750	—	20,022	—	8,807	6,750	28,829	35,579	5,538	30,041	2007
Lake Grove	—	7,360	254	11,952	2,557	19,216	7,614	33,725	41,339	15,283	26,056	1997
Lakeview	8,841	636	59	4,552	590	4,621	695	9,763	10,458	4,031	6,427	1998
Lakeview Townhomes	—	1,118	—	13,335	—	2,288	1,118	15,623	16,741	1,080	15,661	2010
Liberty Commons	—	1,330	15	—	125	13,459	1,345	13,584	14,929	4,719	10,210	2005	(c)
Liberty Place	—	2,033	—	13,125	—	2,994	2,033	16,119	18,152	3,137	15,015	2006
Mid-Island Estates	18,850	4,160	128	6,567	1,268	7,577	4,288	15,412	19,700	7,096	12,604	1997
Middlebrooke	—	2,888	—	14,369	—	3,175	2,888	17,544	20,432	1,514	18,918	2010
Mill Towne Village	24,239	3,840	154	13,279	1,486	14,135	3,994	28,900	32,894	10,757	22,137	2001
Morningside Heights	—	6,147	406	28,699	4,000	35,833	6,553	68,532	75,085	29,427	45,658	1998
Mount Vernon Square	—	55,810	—	86,946	—	20,971	55,810	107,917	163,727	20,007	143,720	2006
New Orleans Park	22,943	2,920	124	13,215	1,227	14,541	3,044	28,983	32,027	12,088	19,939	1997
Newport Village	—	56,501	—	147,420	—	5,508	56,501	152,928	209,429	5,202	204,227	2011
Northwood	10,219	804	71	14,299	602	4,704	875	19,605	20,480	4,841	15,639	2004
Oak Manor	8,093	616	70	4,111	690	3,834	686	8,635	9,321	3,661	5,660	1998
Owings Run	40,823	5,533	255	32,622	2,538	10,217	5,788	45,377	51,165	16,313	34,852	1999
Park Shirlington	26,151	4,410	157	10,180	1,581	9,211	4,567	20,972	25,539	10,044	15,495	1998
Peppertree Farm	76,123	12,571	317	83,804	2,654	21,165	12,888	107,623	120,511	22,819	97,692	2005
Pleasant View	93,376	5,710	499	47,816	5,021	33,413	6,209	86,250	92,459	34,441	58,018	1998
Pleasure Bay	—	1,620	124	6,234	1,210	11,465	1,744	18,909	20,653	7,284	13,369	1998
Racquet Club East	36,732	1,868	218	23,107	2,137	16,109	2,086	41,353	43,439	15,398	28,041	1998
Racquet Club South	—	309	35	3,891	353	3,223	344	7,467	7,811	3,067	4,744	1999
Redbank Village	17,743	2,000	164	14,030	1,686	13,789	2,164	29,505	31,669	11,549	20,120	1998
Ridgeview at Wakefield Valley	17,749	2,300	72	17,247	635	4,855	2,372	22,737	25,109	5,713	19,396	2005
Ridley Brook	12,808	1,952	74	7,719	748	7,018	2,026	15,485	17,511	5,694	11,817	1999
Royal Gardens	47,000	5,500	258	14,067	2,603	19,103	5,758	35,773	41,531	16,035	25,496	1997
Saddle Brooke	29,441	7,609	—	44,040	—	8,892	7,609	52,932	60,541	6,593	53,948	2008
Sayville Commons	38,045	8,005	187	55,346	1,599	2,701	8,192	59,646	67,838	11,578	56,260	2005
Selford	8,667	1,224	57	4,200	565	3,462	1,281	8,227	9,508	3,283	6,225	1999
Seminary Hill	—	2,960	135	10,194	1,344	10,535	3,095	22,073	25,168	9,154	16,014	1999
Seminary Towers	53,515	5,480	292	19,348	2,868	23,040	5,772	45,256	51,028	17,719	33,309	1999
Sherry Lake	24,932	2,428	165	15,620	1,617	12,591	2,593	29,828	32,421	12,008	20,413	1998
Somerset Park	—	7,253	—	12,937	—	204	7,253	13,141	20,394	449	19,945	2011
South Bay Manor	6,572	1,098	45	1,958	440	5,265	1,143	7,663	8,806	3,096	5,710	2000
Southern Meadows	39,661	9,040	343	31,875	3,397	11,634	9,383	46,906	56,289	15,238	41,051	2001
Stone Ends	24,412	5,600	166	28,468	1,554	6,623	5,766	36,645	42,411	9,708	32,703	2003
Tamarron	14,344	1,320	92	8,474	896	4,331	1,412	13,701	15,113	4,803	10,310	1999
The Apts at Cambridge Court	—	7,378	—	82,641	—	2,219	7,378	84,860	92,238	3,249	88,989	2011
The Apts at Cobblestone Square	—	12,127	—	—	—	36,564	12,127	36,564	48,691	829	47,862	2012	(c)
The Apts at Wellington Trace	22,937	3,060	167	26,305	1,418	1,275	3,227	28,998	32,225	6,775	25,450	2004
The Brooke at Peachtree Village	11,976	992	51	15,137	437	4,714	1,043	20,288	21,331	4,280	17,051	2005
The Colony	—	7,830	197	34,121	2,025	16,220	8,027	52,366	60,393	19,584	40,809	1999

			UPREIT	Initial Cost	UPREIT	Costs		Total Cost			Total Cost,
			Unit	Buildings,	Unit	Capitalized		Buildings,			Net of	Year of
	Encum-		Alloc.	Improvements	Alloc.	Subsequent to		Improvements		Accumulated	Accumulated	Acquisition or
Community	brances	Land	Land(a)	& Equipment	Bldg.(a)	Acquisition	Land	& Equipment	Total(b)	Depreciation	Depreciation	Completion
The Commons at Haynes Farm	—	7,550	—	32,771	—	3,532	7,550	36,303	43,853	1,602	42,251	2011
The Courts at Dulles	—	15,413	—	76,946	—	1,437	15,413	78,383	93,796	2,401	91,395	2011
The Courts at Fair Oaks	48,164	12,377	—	61,107	—	2,563	12,377	63,670	76,047	4,031	72,016	2010
The Coves at Chesapeake	—	8,915	—	57,974	—	10,793	8,915	68,767	77,682	12,441	65,241	2006
The Gates of Deer Grove	—	1,247	—	18,973	—	682	1,247	19,655	20,902	579	20,323	2011
The Greens at Columbia	9,270	5,040	—	20,886	—	2,257	5,040	23,143	28,183	1,641	26,542	2010
The Hamptons	48,910	5,749	303	50,489	2,599	15,278	6,052	68,366	74,418	17,321	57,097	2004
The Heights at Marlborough	22,636	6,253	—	44,268	—	9,082	6,253	53,350	59,603	9,251	50,352	2006
The Landings	25,468	2,459	162	16,753	1,595	13,803	2,621	32,151	34,772	13,511	21,261	1996
The Manor - MD	45,078	8,700	257	27,703	2,513	12,860	8,957	43,076	52,033	14,542	37,491	2001
The Manor - VA	13,463	1,386	85	5,738	832	6,713	1,471	13,283	14,754	5,662	9,092	1999
The Manor East	7,136	5,330	—	11,407	—	748	5,330	12,155	17,485	234	17,251	2012
The Meadows at Marlborough	20,643	6,598	—	28,736	—	6,215	6,598	34,951	41,549	6,169	35,380	2006
The New Colonies	—	1,680	151	21,350	1,545	14,279	1,831	37,174	39,005	16,488	22,517	1998
The Sycamores	20,690	4,625	136	15,737	1,283	3,865	4,761	20,885	25,646	5,990	19,656	2002
The Townhomes of Beverly	—	5,820	—	30,465	—	5,826	5,820	36,291	42,111	6,214	35,897	2007
The Village at Marshfield	—	3,113	134	28,354	1,158	7,739	3,247	37,251	40,498	8,718	31,780	2004
Top Field	16,153	1,635	—	16,684	—	4,737	1,635	21,421	23,056	4,014	19,042	2006
Trexler Park	37,417	2,490	114	13,841	1,129	9,657	2,604	24,627	27,231	8,981	18,250	2000
Trexler Park West	—	2,684	—	—	—	23,460	2,684	23,460	26,144	7,736	18,408	2006	(c)
Village at Potomac Falls	—	7,380	—	30,960	—	1,914	7,380	32,874	40,254	2,232	38,022	2010
Village Square	39,285	2,590	191	13,306	1,900	11,280	2,781	26,486	29,267	9,760	19,507	1999
Vinings at Hampton Village	—	1,772	77	12,148	657	4,541	1,849	17,346	19,195	4,553	14,642	2004
Virginia Village	28,279	5,160	207	21,918	2,027	15,932	5,367	39,877	45,244	13,123	32,121	2001
Waterview	—	1,531	—	23,030	—	3,596	1,531	26,626	28,157	1,178	26,979	2011
Wayne Village	25,038	1,849	177	12,895	1,744	9,828	2,026	24,467	26,493	10,083	16,410	1998
West Springfield	25,228	2,440	194	31,766	1,845	5,446	2,634	39,057	41,691	10,557	31,134	2002
Westbrooke	—	1,103	—	5,229	—	1,635	1,103	6,864	7,967	649	7,318	2010
Westchester West	33,508	6,978	—	41,513	—	4,597	6,978	46,110	53,088	5,547	47,541	2008
Westwood Village	45,329	7,260	270	22,757	2,629	12,945	7,530	38,331	45,861	12,432	33,429	2002
Westwoods	—	1,260	—	2,694	—	700	1,260	3,394	4,654	604	4,050	2007
William Henry	27,838	4,666	187	22,277	1,839	17,539	4,853	41,655	46,508	14,531	31,977	2000
Windsor Realty	—	402	34	3,300	337	2,639	436	6,276	6,712	2,710	4,002	1998
Woodleaf	—	2,862	122	17,720	1,028	3,326	2,984	22,074	25,058	5,818	19,240	2004
Woodmont Village	9,714	2,880	63	5,699	622	3,405	2,943	9,726	12,669	3,117	9,552	2002
Woodway at Trinity Centre	—	17,136	—	78,253	—	1,182	17,136	79,435	96,571	1,394	95,177	2012
Yorkshire Village	—	1,200	27	2,016	260	1,551	1,227	3,827	5,054	1,249	3,805	2002
Other Assets (d)	—	604	—	—	—	114,443	604	114,443	115,047	23,632	91,415	Various
	$2,165,027	$777,649	$13,955	$3,075,206	$134,922	$1,453,494	$791,604	$4,663,622	$5,455,226	$1,108,840	$4,346,386

(a)         In 2008 and prior periods, authoritative guidance required the exchange of noncontrolling interests(UPREIT Units) for shares to be   recorded under the purchase method with the difference between the fair value and book value of an exchanged UPREIT Unit allocated to real estate.

(b)         The aggregate cost for federal income tax purposes was approximately $4,972,195.

(c)          Property was constructed by the Company and completed in the year indicated.

(d)         Includes construction in progress of $83,241 and corporate office assets of $31,202.

SCHEDULE III

HOME PROPERTIES, INC.

REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2012

(Dollars in thousands)

Depreciation and amortization of the Company’s investments in real estate assets reflected in the consolidated statements of operations are calculated over the estimated useful lives of the assets as follows:

Land improvements	3-20 years
Buildings and improvements	3-40 years
Furniture, fixtures and equipment	5-10 years
Computer software	5 years

The changes in total real estate assets are as follows:

	2012	2011	2010

Balance, beginning of year	$5,042,324	$4,377,730	$3,915,979
New property acquisitions	297,650	511,308	346,770
Additions	226,348	160,109	146,645
Disposals associated with deconsolidation of the VIE (1)	—	—	(27,464)
Disposals and retirements	(111,096)	(6,823)	(4,200)
Balance, end of year	$5,455,226	$5,042,324	$4,377,730

The changes in accumulated depreciation are as follows:

	2012	2011	2010

Balance, beginning of year	$983,759	$841,801	$733,142
Depreciation	166,339	143,093	126,249
Disposals associated with deconsolidation of the VIE (1)	—	—	(13,627)
Disposals and retirements	(41,258)	(1,135)	(3,963)
Balance, end of year	$1,108,840	$983,759	$841,801

(1) Refer to Note 4 for discussion of the Company’s sale of its general partnership interest in the VIE and the resulting deconsolidation of the VIE.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOME PROPERTIES, INC.

By:	/s/ Edward J. Pettinella
Edward J. Pettinella
President and Chief Executive Officer

Date:	February 22, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, the report has been signed by the following persons on behalf of Home Properties, Inc. and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Edward J. Pettinella	Director, President and Chief Executive Officer	February 22, 2013
Edward J. Pettinella

/s/ David P. Gardner	Executive Vice President, Chief Financial Officer	February 22, 2013
David P. Gardner	(Principal Financial Officer)

/s/ Robert J. Luken	Senior Vice President, Chief Administrative Officer,	February 22, 2013
Robert J. Luken	Chief Accounting Officer and Treasurer
(Principal Accounting Officer)

/s/ Kenneth O. Hall	Vice President and Controller	February 22, 2013
Kenneth O. Hall

/s/ Stephen R. Blank	Director	February 22, 2013
Stephen R. Blank

/s/ Alan L. Gosule	Director	February 22, 2013
Alan L. Gosule

/s/ Leonard F. Helbig, III	Director	February 22, 2013
Leonard F. Helbig, III

/s/ Charles J. Koch	Director	February 22, 2013
Charles J. Koch

/s/ Thomas P. Lydon, Jr.	Director	February 22, 2013
Thomas P. Lydon, Jr.

/s/ Clifford W. Smith, Jr.	Director	February 22, 2013
Clifford W. Smith, Jr.

HOME PROPERTIES, INC.

FORM 10-K

For The Year Ended December 31, 2012

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

Incorporated by reference to Form 10-K filed by Home Properties of New York, Inc. for the annual period ended 12/31/99 (the “12/31/99 10-K”)

10.9	Amended and Restated Employment Agreement, dated November 20, 2006 between Edward J. Pettinella and Home Properties, Inc.*	Incorporated by reference to the Form 8-K filed by Home Properties, Inc. on 11/21/06

10.10	Amendment No. One to Employment Agreement between Edward J. Pettinella and Home Properties, Inc.*	Incorporated by reference to the Form 10-Q filed by Home Properties, Inc. for the period ended 9/30/08 (the “9/30/08 10-Q”)

10.11	Amendment No. 2 to Employment Agreement between Edward J. Pettinella and Home Properties, Inc.*	Incorporated by reference to the Form 8-K filed by Home Properties, Inc. on 11/2/09

10.12	Articles of Merger of Home Properties Management, Inc. into Home Properties Resident Services, Inc.	Incorporated by reference to the Form 10-K filed by Home Properties, Inc. for the annual period ended 12/31/06

10.13	Purchase Agreement, dated October 18, 2006 between Home Properties, Inc., Home Properties, L.P. and Merrill Lynch & Co., Merrill Lynch, Pierce Fenner & Smith and Bear Stearns & Co., Inc.	Incorporated by reference to the Form 8-K filed by Home Properties, Inc. on 10/19/06

10.14	2000 Stock Benefit Plan*	Incorporated by reference to the 12/31/99 10-K

10.15	Home Properties of New York, Inc. Amendment No. One to 2000 Stock Benefit Plan*	Incorporated by reference to the Form 10-K filed by Home Properties of New York, Inc. for the annual period ended 12/31/01 (the “12/31/01 10-K”)

10.16	Home Properties of New York, Inc. Amendment No. Two to 2000 Stock Benefit Plan*	Incorporated by reference to the 12/31/01 10-K

10.17	Home Properties of New York, Inc. Amendment No. Three to 2000 Stock Benefit Plan*	Incorporated by reference to the Form 10-K filed by Home Properties of New York, Inc. for the annual period ended 12/31/03

10.18	Amendment No. Four to Home Properties, Inc. 2000 Stock Benefit Plan*	Incorporated by reference to the 9/30/08 10-Q

Exhibit
Number	Exhibit	Location
10.19	Amended and Restated 2003 Stock Benefit Plan*	Incorporated by reference to the Form 8-K filed by Home Properties, Inc. dated 5/6/05

10.20	Amendment No. One to Amended and Restated Home Properties, Inc. 2003 Stock Benefit Plan*	Incorporated by reference to the 9/30/08 10-Q

10.21	Home Properties, Inc. 2008 Stock Benefit Plan*	Incorporated by reference to the Schedule 14A filed on 3/24/08

10.22	Amendment No. One to Home Properties, Inc. 2008 Stock Benefit Plan*	Incorporated by reference to the 9/30/08 10-Q

10.23	Seventh Amended and Restated Dividend Reinvestment and Direct Stock Purchase Plan	Incorporated by reference to the Form 8-K filed by Home Properties, Inc. on 9/28/06

10.24	Deferred Bonus Plan (Amended and Restated as of January 1, 2008)*	Incorporated by reference to the Form 10-K filed by Home Properties, Inc. for the period ended 12/31/07 (the “12/31/07 10-K”)

10.25	Director Deferred Compensation Plan (Amended and Restated as of January 1, 2008)*	Incorporated by reference to the 12/31/07 10-K

10.26	Amendment No. One to Home Properties, Inc. Deferred Bonus Plan (Amended and Restated January 1, 2008)*	Incorporated by reference to the Form 10-K filed by Home Properties, Inc. for the period ended 12/31/09 (the “12/31/09 10-K”)

10.27	Indemnification Agreement between Home Properties, Inc. and Stephen R. Blank*	Incorporated by reference to the Form 10-K filed by Home Properties, Inc. for the period ended 12/31/08

10.28	Amended and Restated Lease Agreement Between Clinton Square Asset Holding Associates, L.P. and Home Properties, L.P. dated July 6, 2009	Incorporated by reference to the Form 10-Q filed by Home Properties, Inc. for the quarter ended 6/30/09

10.29	Amendment No. Eighty-Nine to Second Amended and Restated Limited Partnership Agreement	Incorporated by reference to the 12/31/09 10-K

10.30	Indemnification Agreement between Home Properties, Inc. and Charles J. Koch*	Incorporated by reference to the 12/31/09 10-K

10.31	Employment Agreement between Edward J. Pettinella, the Company’s President and Chief Executive Officer and Home Properties, Inc. effective January 1, 2011*	Incorporated by reference to the Form 8-K filed by Home Properties, Inc. on 12/29/10

10.32	Amended and Restated Executive Retention Plan*	Incorporated by reference to the Form 8-K filed by Home Properties, Inc. on 2/16/11 (the “2/16/11 8-K”)

10.33	Executive Stock Ownership Guidelines, adopted February 12, 2011	Incorporated by reference to the 2/16/11 8-K

10.34	Indemnification Agreement between Home Properties, Inc. and Thomas P. Lydon, Jr.*	Incorporated by reference to the Form 10-K filed by Home Properties, Inc. for the period ended 12/31/10

Exhibit
Number	Exhibit	Location
10.35	Home Properties, Inc. Incentive Compensation Plan*	Incorporated by reference to the Form 8-K filed by Home Properties, Inc. on 5/5/11

10.36	Home Properties, Inc. 2011 Stock Benefit Plan*	Incorporated by reference to the Home Properties Registration Statement on Form S-8, File No. 333-173947 filed on 5/5/11 (the “5/5/11 S-8”)

10.37	Form of Employee Incentive Stock Option Certificate*	Incorporated by reference to the 5/5/11 S-8

10.38	Form of Director Non-Qualified Stock Option Certificate*	Incorporated by reference to the 5/5/11 S-8

10.39	Form of Employee Non-Qualified Stock Option Certificate*	Incorporated by reference to the 5/5/11 S-8

10.40	Form of Director Restricted Stock Certificate*	Incorporated by reference to the 5/5/11 S-8

10.41	Form of Employee Restricted Stock Certificate*	Incorporated by reference to the 5/5/11 S-8

10.42	Underwriting Agreement, dated September 20, 2011 between the Company and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representative of the several Underwriters	Incorporated by reference to the Form 8-K filed by Home Properties, Inc. on 9/20/11

10.43	Nonqualified Voluntary Deferred Compensation Plan*	Incorporated by reference to the Form 10-Q filed by Home Properties, Inc. for the quarter ended 9/30/11 (the “9/30/11 10-Q”)

10.44	Amendment Number Two to Deferred Bonus Plan*	Incorporated by reference to the 9/30/11 10-Q

10.45	Amended and Restated Credit Agreement	Incorporated by reference to the Form 8-K filed by Home Properties, Inc. on 12/13/11 (the “12/13/11 8-K”)

10.46	Amended and Restated Guaranty	Incorporated by reference to the 12/13/11 8-K

10.47	Note Purchase Agreement relating to Series A and Series B Senior Guaranteed Notes	Incorporated by reference to the Form 8-K filed by Home Properties, Inc. on 12/20/11 (the “12/20/11 8-K”)

10.48	Affiliate Guaranty	Incorporated by reference to the 12/20/11 8-K

10.49	Home Properties, Inc. 2011 Stock Benefit Plan 2012 Restricted Stock Unit Master Agreement*	Incorporated by reference to the Form 8-K filed by Home Properties, Inc. on 2/9/12

10.50	ATM Offering Sales Agreement dated September 17, 2010 between Home Properties, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Stifel, Nicolaus & Company, Incorporated	Incorporated by reference to the Form 8-K filed by Home Properties, Inc. on 9/17/10

10.51

ATM Equity Offering Sales Agreement dated May 14, 2012 between Home Properties, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Jefferies & Company, Inc., J.P. Morgan Securities LLC and RBS Securities, Inc.

Incorporated by reference to the Form 8-K filed by Home Properties, Inc. on 5/14/12

Exhibit
Number	Exhibit	Location
10.52	Consultation Agreement, Non-Compete and General Release between Home Properties, L.P. and Scott Doyle dated August 31, 2012*	Incorporated by reference to Form 10-Q filed by Home Properties, Inc. for the quarter ended 9/30/2012

10.53	Home Properties, Inc. 2011 Stock Benefit Plan 2013 Restricted Stock Unit Master Agreement and Form of Award Certificate*	Incorporated by reference to the Form 8-K filed by Home Properties, Inc. on 1/3/2013

11	Computation of Per Share Earnings Schedule	Filed herewith

21	List of Subsidiaries of Home Properties, Inc.	Filed herewith

23	Consent of PricewaterhouseCoopers LLP	Filed herewith

31.1	Section 302 Certification of Chief Executive Officer	Filed herewith

31.2	Section 302 Certification of Chief Financial Officer	Filed herewith

32.1	Section 906 Certification of Chief Executive Officer**	Furnished herewith

32.2	Section 906 Certification of Chief Financial Officer**	Furnished herewith

99	Additional Exhibits - Debt Summary Schedule	Filed herewith

101

XBRL (eXtensible Business Reporting Language). The following materials from the Home Properties, Inc. Annual Report on Form 10-K for the period ended December 31, 2012, formatted in XBRL: (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of comprehensive income, (iv) consolidated statements of equity, (v) consolidated statements of cash flows and (vi) notes to consolidated financial statements. As provided in Rule 406T of Regulation S-T, this information is filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

Filed herewith

*                 Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 15(b) of Form 10-K.

**          These exhibits are not incorporated by reference in any registration statement or report which incorporates this Annual Report on Form 10-K for the year ended December 31, 2012.