Form 10-Q
period 2013-03-31
HOME PROPERTIES INC
filed 2013-05-03
CIK 923118

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding at April 25, 2013
$.01 par value	52,239,425

HOME PROPERTIES, INC.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

HOME PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS

MARCH 31, 2013 AND DECEMBER 31, 2012

 (Dollars in thousands, except per share data)

(Unaudited)

	March 31,	December 31,
	2013	2012
ASSETS
Real estate:
Land	$781,105	$791,604
Construction in progress	130,392	83,241
Buildings, improvements and equipment	4,537,478	4,580,381
	5,448,975	5,455,226
Less: accumulated depreciation	(1,133,012)	(1,108,840)
Real estate, net	4,315,963	4,346,386
Cash and cash equivalents	8,090	21,092
Cash in escrows	34,744	26,971
Accounts receivable, net	15,389	13,406
Prepaid expenses	14,944	19,504
Deferred charges, net	12,539	13,429
Other assets	4,885	10,704

Total assets	$4,406,554	$4,451,492

LIABILITIES AND EQUITY
Mortgage notes payable	$2,054,926	$2,165,027
Unsecured notes payable	450,000	450,000
Unsecured line of credit	169,000	162,500
Accounts payable	28,868	22,691
Accrued interest payable	11,828	9,974
Accrued expenses and other liabilities	30,003	33,887
Security deposits	18,805	19,146
Total liabilities	2,763,430	2,863,225
Commitments and contingencies
Equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $0.01 par value; 80,000,000 shares authorized; 52,103,127 and 51,508,142 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	521	515
Excess stock, $0.01 par value; 10,000,000 shares authorized; no shares issued or outstanding	-	-
Additional paid-in capital	1,743,470	1,709,919
Distributions in excess of accumulated earnings	(372,673)	(388,397)
Accumulated other comprehensive income (loss)	(892)	(1,069)
Total common stockholders’ equity	1,370,426	1,320,968
Noncontrolling interest	272,698	267,299
Total equity	1,643,124	1,588,267

Total liabilities and equity	$4,406,554	$4,451,492

The accompanying notes are an integral part of these consolidated financial statements.

HOME PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

(Dollars in thousands, except per share data)

(Unaudited)

	2013	2012
Revenues:
Rental income	$152,143	$138,762
Property other income	14,688	14,451
Other income	249	10

Total revenues	167,080	153,223

Expenses:
Operating and maintenance	62,010	58,727
General and administrative	9,082	8,312
Interest	30,623	30,460
Depreciation and amortization	42,811	38,808
Other expenses	17	18

Total expenses	144,543	136,325

Income from continuing operations	22,537	16,898

Discontinued operations:
Income (loss) from discontinued operations	(570)	1,888
Gain on disposition of property	40,359	-

Discontinued operations	39,789	1,888

Net income	62,326	18,786

Net income attributable to noncontrolling interest	(10,446)	(3,398)

Net income attributable to common stockholders	$51,880	$15,388

Basic earnings per share:
Income from continuing operations	$0.37	$0.29
Discontinued operations	0.64	0.03
Net income attributable to common stockholders	$1.01	$0.32

Diluted earnings per share:
Income from continuing operations	$0.36	$0.28
Discontinued operations	0.63	0.03
Net income attributable to common stockholders	$0.99	$0.31

Weighted average number of shares outstanding:
Basic	51,618,734	48,334,479
Diluted	52,325,410	49,013,024

The accompanying notes are an integral part of these consolidated financial statements.

HOME PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

(Dollars in thousands)

(Unaudited)

	2013	2012

Net income	$62,326	$18,786
Other comprehensive income (loss):
Unrealized gain (loss) on interest rate swap agreements	212	-
Other comprehensive income (loss)	212	-
Comprehensive income	62,538	18,786
Net income attributable to noncontrolling interest	(10,446)	(3,398)
Other comprehensive (income) loss attributable to noncontrolling interest	(35)	-

Comprehensive income attributable to common stockholders	$52,057	$15,388

The accompanying notes are an integral part of these consolidated financial statements.

HOME PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND THE YEAR ENDED DECEMBER 31, 2012

(Dollars in thousands)

(Unaudited)

				Distributions	Accumulated
			Additional	in Excess of	Other	Non-
	Common Stock		Paid-In	Accumulated	Comprehensive	controlling
	Shares	Amount	Capital	Earnings	Income (Loss)	Interest	Total
Balance, January 1, 2012	48,321,305	$483	$1,545,563	$(392,378)	$0	$255,976	$1,409,644
Net income	–	–	–	135,302	–	28,320	163,622
Unrealized gain (loss) on interest rate swap agreements	–	–	–	–	(1,069)	(227)	(1,296)
Issuance of common stock, net	2,966,742	30	165,938	–	–	–	165,968
Stock-based compensation	4,199	–	13,923	–	–	–	13,923
Repurchase of common stock	(68,284)	(1)	(4,244)	–	–	–	(4,245)
Conversion of UPREIT Units for common stock	284,180	3	6,896	–	–	(6,899)	0
Adjustment of noncontrolling interest	–	–	(18,157)	–	–	18,157	0
Dividends and distributions paid	–	–	–	(131,321)	–	(28,028)	(159,349)
Balance, December 31, 2012	51,508,142	$515	$1,709,919	$(388,397)	$(1,069)	$267,299	$1,588,267
Net income	–	–	–	51,880	–	10,446	62,326
Unrealized gain (loss) on interest rate swap agreements	–	–	–	–	177	35	212
Issuance of common stock, net	551,819	6	31,687	–	–	–	31,693
Stock-based compensation	2,515	–	4,327	–	–	–	4,327
Repurchase of common stock	(3,863)	–	(241)	–	–	–	(241)
Conversion of UPREIT Units for common stock	44,514	–	1,138	–	–	(1,138)	0
Adjustment of noncontrolling interest	–	–	(3,360)	–	–	3,360	0
Dividends and distributions paid	–	–	–	(36,156)	–	(7,304)	(43,460)
Balance, March 31, 2013	52,103,127	$521	$1,743,470	$(372,673)	$(892)	$272,698	$1,643,124

The accompanying notes are an integral part of these consolidated financial statements.

HOME PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

(Dollars in thousands)

(Unaudited)

	2013	2012
Cash flows from operating activities:
Net income	$62,326	$18,786
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	44,098	41,267
Gain on disposition of property	(40,359)	-
Stock-based compensation	4,327	3,347
Changes in assets and liabilities:
Cash in escrows, net	(2,932)	(1,377)
Other assets	3,481	(2,220)
Accounts payable and accrued liabilities	4,713	1,207
Total adjustments	13,328	42,224
Net cash provided by operating activities	75,654	61,010
Cash flows from investing activities:
Deposits for pending purchase of properties	-	(6,675)
Purchase of land for development	(28,088)	-
Capital improvements to properties including redevelopment	(27,072)	(34,353)
Additions to construction in progress	(19,124)	(17,462)
Additions to predevelopment	(78)	(149)
Proceeds from sale of properties, net	106,158	-
Additions to cash held in escrow, net	(4,615)	(168)
Net cash provided by (used in) investing activities	27,181	(58,807)
Cash flows from financing activities:
Proceeds from sale of common stock, net	31,693	13,951
Repurchase of common stock	(241)	(711)
Scheduled payments of mortgage notes payable	(9,082)	(9,108)
Payoff mortgage notes payable	(101,020)	(29,524)
Proceeds from unsecured line of credit	170,500	100,000
Payments on unsecured line of credit	(164,000)	(37,000)
Payments of deferred loan costs, net	-	(49)
Additions to cash held in escrow, net	(227)	(356)
Dividends and distributions paid	(43,460)	(39,027)
Net cash used in financing activities	(115,837)	(1,824)
Net increase (decrease) in cash and cash equivalents	(13,002)	379
Cash and cash equivalents:
Beginning of year	21,092	8,297
End of period	$8,090	$8,676
Supplemental disclosure:
Interest capitalized	$1,578	$1,202
Supplemental disclosure of non-cash investing and financing activities:
Exchange of UPREIT Units for common stock	1,138	1,654
Transfers of construction in progress to land and buildings, improvements and equipment	96	8,375
Additions to properties and construction in progress included in accounts payable	4,054	3,604

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

The Company conducts its business through Home Properties, L.P. (the “Operating Partnership”), a New York limited partnership.  As of March 31, 2013, the Company owned and operated 119 apartment communities with 42,124 apartments.

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

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and its ownership of 83.4% of the limited partnership units in the Operating Partnership (“UPREIT Units”) at March 31, 2013 (83.2% at December 31, 2012).  The remaining 16.6% is included as noncontrolling interest in these consolidated financial statements at March 31, 2013 (16.8% at December 31, 2012).  The Company periodically adjusts the carrying value of noncontrolling interest to reflect its share of the book value of the Operating Partnership.  Such adjustments are recorded to additional paid in capital as a reallocation of noncontrolling interest in the accompanying consolidated statements of equity.  The Company owns a 1.0% general partner interest in the Operating Partnership and the remainder indirectly as a limited partner through its wholly owned subsidiary, Home Properties I, LLC, which owns 100% of Home Properties Trust, which is the limited partner.  Home Properties Trust was formed in September 1997, as a Maryland real estate trust and as a qualified REIT subsidiary (“QRS”), and owns the Company’s share of the limited partner interests in the Operating Partnership.

The accompanying consolidated financial statements include the accounts of Home Properties Resident Services, Inc. which is a wholly owned subsidiary of the Company.  All significant inter-company balances and transactions have been eliminated in these consolidated financial statements.

The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the applicable rules and regulations of the Securities and Exchange Commission (“SEC”).  Accordingly, certain disclosures that would accompany annual financial statements prepared in accordance with GAAP are omitted.  The year-end December 31, 2012 balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.  In the opinion of management, all adjustments, consisting solely of normal recurring adjustments, necessary for the fair statement of the consolidated financial statements for the interim periods have been included.  The results of operations for the interim periods are not necessarily indicative of results which ultimately may be achieved for the full year.  These interim consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2012.

HOME PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

2                 RECENTLY ADOPTED AND RECENTLY ISSUED ACCOUNTING STANDARDS

In January 2013, the Financial Accounting Standards Board (“FASB”) issued ASU 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities.  ASU 2013-01 limits the scope of the new balance sheet offsetting disclosures to derivatives, repurchase agreements, and securities lending transactions to the extent that they are offset in the financial statements, or subject to an enforceable master netting arrangement or similar agreement.  Disclosures are required irrespective of whether the transactions are offset in the balance sheet.  ASU 2013-01, which became effective for the Company on January 1, 2013, requires retrospective disclosure.  The Company’s adoption of this authoritative guidance did not have a material impact on its operating results or financial position.

In February 2013, the FASB issued ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which requires an entity to present information about reclassification adjustments from accumulated other comprehensive income in their interim and annual financial statements in a single note or on the face of the financial statements.  ASU 2013-02 became effective for the Company on January 1, 2013.  The Company’s adoption of this authoritative guidance did not have a material impact on its operating results or financial position.

3                 DEVELOPMENT

Development

During the fourth quarter of 2011, the Company started construction on Eleven55 Ripley, located in Silver Spring, Maryland, consisting of two buildings, a 21 story high-rise and a 5 story mid-rise, for a total of 379 apartment units.  Construction is expected to be completed in the first half of 2014 with initial occupancy in the fourth quarter of 2013.  The construction in progress for this development was $74,161 as of March 31, 2013.

During the second quarter of 2012, the Company started construction on The Courts at Spring Mill Station, located in Conshohocken, Pennsylvania, a suburb of Philadelphia. The mid-rise project, consisting of two buildings, will have a total of 385 apartment units.  Construction is expected to be completed in the second half of 2014 with initial occupancy in the first quarter of 2014.  The construction in progress for this development was $25,182 as of March 31, 2013.

During the first quarter of 2013, the Company purchased a land parcel located in Tysons Corner, Virginia.  The Company intends to develop approximately 694 units in a residential community on this entitled parcel for approximately $232,000.  Construction is expected to begin in the first half of 2014.  The construction in progress for this development, consisting primarily of land value, was $31,049 as of March 31, 2013.

Redevelopment

The Company has one project under redevelopment.  Arbor Park, located in Alexandria, Virginia, has 851 garden apartments in fifty-two buildings built in 1967.  The Company plans to extensively renovate all of the units over several years on a building by building basis.  As of March 31, 2013, there were five buildings with 78 units under renovation and twenty-seven buildings with 439 units completed and 348 units occupied.  As of March 31, 2013, the Company has incurred costs of $16,846 for the renovation which is included in buildings, improvements and equipment.  The entire project is expected to be completed in 2015.

HOME PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

4                 UNSECURED NOTES PAYABLE

Unsecured Term Loan

In December 2011, the Company entered into a five-year unsecured term loan for $250,000 with M&T Bank as lead bank, and ten other participating lenders.  The loan bears monthly interest at a variable rate based on LIBOR, plus a spread from 1.00% to 2.00% based on the Company’s leverage ratio.  On July 19, 2012, the Company entered into interest rate swap agreements that effectively convert the variable LIBOR portion of this loan to a fixed rate of 0.685%, as more fully described in Note 7.  As of March 31, 2013, based on the Company’s leverage ratio, the spread was 1.30%, and the one-month LIBOR was swapped at 0.685%; resulting in an effective rate of 1.99% for the Company.  The loan has covenants that align with the unsecured line of credit facility described in Note 5.  The Company was in compliance with these financial covenants for all periods presented.

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

5                 UNSECURED LINE OF CREDIT

The Company has an Amended and Restated Credit Agreement (the “Credit Agreement”), which provides for a $275,000 revolving credit facility with an initial maturity date of December 8, 2015 and a one-year extension at the Company’s option.  The Credit Agreement amended the Company’s prior $175,000 facility, which was scheduled to expire on August 31, 2012, not including a one-year extension at the Company’s option.  The Credit Agreement is with M&T Bank and U.S. Bank National Association as joint lead arrangers, M&T Bank as administrative agent and nine other commercial banks as participants.  The Company had $169,000 outstanding under the credit facility as of March 31, 2013.  The interest rate on the facility is based, at the Company’s option, on a one-month LIBOR rate plus a margin, or an alternate base rate (“ABR”). The ABR is defined as the greatest of (a) the Prime Rate in effect on such day, (b) the Federal Funds Effective Rate in effect on such day plus 0.50% and (c) the one-month Adjusted LIBOR rate determined on a daily basis, plus 1.50%.  The margin is determined by the Company’s leverage ratio and falls within a range from 1.00% to 2.00%.  As of March 31, 2013, the margin was 1.30%, the one-month LIBOR was 0.25% and the ABR was 3.25%;  resulting in an effective rate of 1.96% for the Company’s outstanding borrowings.

The Credit Agreement requires the Company to maintain certain financial ratios and measurements including a limitation on outstanding indebtedness and a minimum interest coverage ratio.  The Company was in compliance with these financial covenants for all periods presented.

HOME PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

5                 UNSECURED LINE OF CREDIT (continued)

The Credit Agreement also provides the ability to issue up to $20,000 in letters of credit.  While the issuance of letters of credit does not increase borrowings outstanding under the line of credit, it does reduce the amount available.  At March 31, 2013, the Company had outstanding letters of credit of $5,319 and the amount available on the credit facility was $100,681.

6                 FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial Instruments Carried at Fair Value

The fair value of interest rate swaps, which are more fully described in Note 7, are determined using the market standard of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts).  The variable cash payments (or receipts) are based on an expectation of future interest rate forward curves derived from observable market interest rate curves (level 2 inputs, as defined by the authoritative guidance).  The Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements.  The Company has determined that the significant inputs used in this model are observable in active markets, therefore considers the interest rate swap liability valuation of $1,084 at March 31, 2013 classified in level 2 of the fair value hierarchy.

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

The Company determined the fair value of its mortgage notes payable, unsecured term loan, unsecured senior notes and unsecured line of credit facility using a discounted future cash flow technique that incorporates observable market-based inputs, including a market interest yield curve with adjustments for duration, loan to value (level 2 inputs), and risk profile (level 3 inputs).  In determining the market interest yield curve, the Company considered its BBB credit rating (level 2 inputs).  The Company has determined that the significant inputs used in this model are observable in active markets, therefore considers the valuation classified in level 2 of the fair value hierarchy.  At March 31, 2013 and December 31, 2012, the fair value of the Company’s total debt, consisting of the mortgage notes, the unsecured term loan, unsecured senior notes and unsecured line of credit, amounted to a liability of $2,841,325 and $2,968,865, respectively, compared to its carrying amount of $2,673,926 and $2,777,527, respectively.

HOME PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

7                 DERIVATIVE AND HEDGING ACTIVITIES

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

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the balance sheets as of March 31, 2013 and December 31, 2012:

Derivative Type	Balance Sheet Location	March 31, 2013	December 31, 2012
Interest rate swaps	Accrued expenses and other liabilities	$1,084	$1,296

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in accumulated other comprehensive income and are subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.  During 2013 and 2012, such derivatives were used to hedge the variable cash flows associated with certain variable-rate debt.  The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings.  During the three months ended March 31, 2013, the Company did not record any hedge ineffectiveness.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt.  The Company estimates that an additional $1,027 will be reclassified from accumulated other comprehensive income as an increase to interest expense over the next twelve months.

HOME PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

7                 DERIVATIVE AND HEDGING ACTIVITIES (continued)

Cash Flow Hedges of Interest Rate Risk (continued)

As of March 31, 2013, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Interest Rate Derivative	Notional Amount	Fixed Interest Rate	Variable Interest Rate	Maturity Date
Interest rate swap	$150,000	0.6800%	One-month LIBOR	December 8, 2016
Interest rate swap	$100,000	0.6925%	One-month LIBOR	December 8, 2016

The table below details the location in the financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges for the three months ended March 31, 2013 and 2012, respectively:

	Three Months Ended March 31,

	2013	2012
Amount of gain (loss) recognized in accumulated other comprehensive income on interest rate derivatives (effective portion)	$(60)	$–
Amount of gain (loss) reclassified from accumulated other comprehensive income into income as interest expense (effective portion)	$(272)	$–
Amount of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	$–	$–

Disclosure of Offsetting Derivatives

As of March 31, 2013 and December 31, 2012, the gross amount of derivative liabilities classified on the balance sheet in accrued expenses and other liabilities was $1,084 and $1,296, respectively.  The Company does not have any derivative instruments offset on the balance sheet or subject to master netting arrangements or similar agreements.

HOME PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

7      DERIVATIVE AND HEDGING ACTIVITIES (continued)

Credit-risk-related Contingent Features

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

As of March 31, 2013, the fair value of derivatives in a net liability position including an adjustment for nonperformance risk related to these agreements but excluding accrued interest was $1,084.  As of March 31, 2013, the Company has not posted any collateral related to these agreements and was not in breach of any agreement provisions.  If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at their aggregate termination value of $1,148 at March 31, 2013.

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

Period	Number of Shares Sold	Gross Proceeds	Net Proceeds	Average Sales Price
First quarter 2011	841,000	$ 47,524	$ 46,572	$ 56.51
Second quarter 2011	1,485,707	90,102	88,299	60.65
Third quarter 2011	877,400	56,542	55,273	64.44
First quarter 2012	188,393	11,156	10,897	59.22
Second quarter 2012	207,500	13,224	12,957	63.73
Total	3,600,000	$ 218,548	$ 213,998	$ 60.71

On May 14, 2012, the Company initiated another ATM equity offering program through which it is authorized to sell up to 4.4 million shares of common stock from time to time in ATM offerings or negotiated transactions. The following summarizes issuances of common stock from this program since inception through March 31, 2013:

Period	Number of Shares Sold	Gross Proceeds	Net Proceeds	Average Sales Price
Second quarter 2012	698,599	$ 42,528	$ 41,617	$ 60.88
Third quarter 2012	1,262,125	80,303	78,682	63.63
Fourth quarter 2012	10,100	628	609	62.18
First quarter 2013	407,296	25,855	25,282	63.48
Total	2,378,120	$ 149,314	$ 146,190	$ 62.79

HOME PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

8      STOCKHOLDERS’ EQUITY (continued)

At-The-Market Equity Offering Programs (continued)

The Company issued an additional 52,113 shares of common stock at an average price per share of $63.74, for aggregate gross proceeds of $3,322 with a trade date in March 2013 and a settlement date in April 2013.  Aggregate net proceeds from such issuances, after deducting commissions and other transaction costs of $67 were $3,255.  The Company includes only share issuances that have settled in the calculation of shares outstanding at March 31, 2013.

The Company used the net proceeds from the ATM offerings primarily for general corporate purposes including acquisitions, development and redevelopment of apartment communities.

Dividends and Distributions

On February 26, 2013, the Company paid a dividend in the amount of $0.70 per share of common stock to stockholders of record and a distribution of $0.70 per UPREIT Unit to unitholders of record as of the close of business on February 14, 2013.

Stock-based Compensation

The Company’s Board of Directors has approved a performance-based equity program for administering awards under the Company’s 2011 Stock Benefit Plan for the executive officers (the “2011 Executive Performance-Based Equity Program”).  It is a subplan of the 2011 Stock Benefit Plan, approved by the stockholders at their 2011 Annual Meeting.  On January 2, 2013, awards in connection with the 2011 Executive Performance-Based Equity Program, with an estimated fair value of $3,653, were granted to executive officers of the Company.  Awards are in the form of restricted stock units with a service condition and three market conditions.  The measurement period for these awards began on January 1, 2013 and will end on December 31, 2015.  Expense attributed to the awards will be recognized based on the underlying vesting conditions of the awards, which substantially vest during the measurement period, taking into account retirement eligibility.  During the three months ended March 31, 2013, the Company recognized stock-based compensation expense of $2,648 for the January 2, 2013 awards.

Earnings Per Share

Basic earnings per share (“EPS”) is computed as net income attributable to common stockholders divided by the weighted average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock-based compensation (using the treasury stock method).  The exchange of an UPREIT Unit for a share of common stock has no effect on diluted EPS as unitholders and stockholders effectively share equally in the net income of the Operating Partnership.

HOME PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

8      STOCKHOLDERS’ EQUITY (continued)

Earnings Per Share (continued)

The reconciliation of basic and diluted earnings per share for the three months ended March 31, 2013 and 2012 is as follows:

	Three Months
	2013	2012
Numerator:
Income from continuing operations	$22,537	$16,898
Less: Income from continuing operations attributable to noncontrolling interest	(3,777)	(3,056)
Income from continuing operations attributable to common stockholders	$18,760	$13,842

Discontinued operations	$39,789	$1,888
Less: Discontinued operations attributable to noncontrolling interest	(6,669)	(342)
Discontinued operations attributable to common stockholders	$33,120	$1,546

Denominator:
Basic weighted average number of common shares outstanding	51,618,734	48,334,479
Effect of dilutive stock options	540,425	552,491
Effect of restricted shares and restricted stock units	166,251	126,054
Diluted weighted average number of common shares outstanding	52,325,410	49,013,024

Earnings per common share:
Basic earnings per share:
Income from continuing operations	$0.37	$0.29
Discontinued operations	0.64	0.03
Net income attributable to common stockholders	$1.01	$0.32

Diluted earnings per share:
Income from continuing operations	$0.36	$0.28
Discontinued operations	0.63	0.03
Net income attributable to common stockholders	$0.99	$0.31

Unexercised stock options to purchase 386,609 and 172,810 shares of the Company’s common stock were not included in the computations of diluted EPS because the options’ exercise prices were greater than the average market price of the Company’s stock during the three months ended March 31, 2013 and 2012, respectively.

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

Core properties consist of apartment communities which have been owned more than one full calendar year.  Therefore, the Core properties represent communities owned as of January 1, 2012.  Non-core properties consist of apartment communities acquired, developed or redeveloped during 2012 and 2013, such that comparable operating results are not available.

The Company assesses and measures segment operating results based on a performance measure referred to as net operating income.  Net operating income is defined as total revenues less operating and maintenance expenses.  The accounting policies of the segments are the same as those described in Notes 1, 2 and 3 to the consolidated financial statements contained in the Company’s Form 10-K for the year ended December 31, 2012.

The revenues and net operating income for each of the reportable segments are summarized as follows for the three months ended March 31, 2013 and 2012:

	Three Months
	2013	2012
Revenues:
Core properties	$155,216	$149,683
Non-core properties	11,615	3,530
Reconciling items	249	10
Total revenues	$167,080	$153,223

Net operating income:
Core properties	$97,393	$92,364
Non-core properties	7,428	2,122
Reconciling items	249	10
Net operating income, including reconciling items	105,070	94,496
General and administrative expenses	(9,082)	(8,312)
Interest expense	(30,623)	(30,460)
Depreciation and amortization	(42,811)	(38,808)
Other expenses	(17)	(18)
Income from continuing operations	$22,537	$16,898

The assets for each of the reportable segments are summarized as follows as of March 31, 2013 and December 31, 2012:

Assets	2013	2012

Core properties	$3,746,955	$3,765,335
Non-core properties	569,008	581,051
Reconciling items	90,591	105,106
Total assets	$4,406,554	$4,451,492

HOME PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

10          DISPOSITION OF PROPERTY AND DISCONTINUED OPERATIONS

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

Included in discontinued operations for the three months ended March 31, 2013 are the operating results of two apartment communities sold in separate transactions during the three months ended March 31, 2013 (the “2013 Disposed Communities”).  Included in discontinued operations for the three months ended March 31, 2012 are the operating results of six apartment communities sold in separate transactions during the year ended December 31, 2012 (“2012 Disposed Communities”) and the 2013 Disposed Communities.  For purposes of the discontinued operations presentation, the Company only includes interest expense and losses from early extinguishment of debt associated with specific mortgage indebtedness of the properties that are sold or held for sale.

A summary of 2013 community dispositions is as follows:

Apartment Community	Region	Date Sold	Number of Units	Sales Price	Gain on Sale
South Bay Manor	Long Island	3/14/2013	61	$11,100	$5,222
Falkland Chase (1)	Washington, D.C.	3/29/2013	450	98,000	35,172
			511	$109,100	$40,394

(1)       An additional gain of $1,350 was deferred at March 31, 2013 pending certain approvals.  The additional proceeds were held in escrow and are anticipated to be released in the second quarter of 2013.

The results of discontinued operations are summarized for the three months ended March 31, 2013 and 2012 as follows:

	Three Months
	2013	2012
Revenues:
Rental income	$2,002	$6,432
Property other income	210	662
Total revenues	2,212	7,094
Expenses:
Operating and maintenance	674	2,544
Interest expense (1)	1,740	1,065
Depreciation and amortization	368	1,597
Total expenses	2,782	5,206
Income (loss) from discontinued operations	(570)	1,888
Gain on disposition of property	40,359	-
Discontinued operations	$39,789	$1,888

(1)   Includes debt extinguishment costs and other one-time costs of $1,416 incurred as a result of repaying property specific debt triggered upon sale for the three months ended March 31, 2013.

HOME PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

11   COMMITMENTS AND CONTINGENCIES

Letters of Credit

As of March 31, 2013, the Company had issued $5,319 in letters of credit, which were provided under the Company’s $275,000 unsecured Credit Agreement.  The letters of credit were required to be issued under certain construction projects, workers’ compensation and health insurance policies.

Debt Covenants

The unsecured notes payable and unsecured Credit Agreement contain restrictions which, among other things, require maintenance of certain financial ratios.  The Company was in compliance with these financial ratios for all periods presented.

Included in the Company’s consolidated balance sheet at March 31, 2013 and December 31, 2012 are assets of its subsidiary Home Properties Fair Oaks, LLC, owner of The Courts at Fair Oaks, Fairfax County, VA, that are pledged as collateral for specific indebtedness and are not available to satisfy any other obligations of the Company.

Tax Protection Obligations

In connection with various UPREIT transactions, the Company has agreed to maintain certain levels of nonrecourse debt for a period of 5 to 10 years associated with the contributed properties acquired.  In addition, the Company is restricted in its ability to sell certain contributed properties (8% of the owned portfolio at March 31, 2013) for a contract period of 7 to 10 years except through a tax deferred Internal Revenue Code Section 1031 like-kind exchange.  The remaining terms on the sale restrictions range from 10 months to 4.25 years.

Limited Partnership

For periods before October 13, 2010, the Company, through its general partnership interest in an affordable property limited partnership, had guaranteed certain low income housing tax credits to limited partners in this partnership through 2015 totaling approximately $3,000.  The Company’s general partner interest in this entity was sold on October 13, 2010.  The tax credit guarantee was reduced to a $3,000 secondary guarantee.  As of March 31, 2013, there were no known conditions that would make such payments necessary relating to the secondary tax credit guarantee; therefore, no liability has been recorded in the financial statements.

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

12   SUBSEQUENT EVENTS

On April 30, 2013, the Board of Directors declared a dividend of $0.70 per share on the Company’s common stock and approved a distribution of $0.70 per UPREIT Unit for the quarter ended March 31, 2013.  The dividend and distribution is payable May 24, 2013, to stockholders and unitholders of record on May 14, 2013.

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

The Company intends to meet its short-term liquidity requirements through net cash flows provided by operating activities and its existing bank unsecured line of credit, described below.  The Company considers its ability to generate cash to be adequate to meet all operating requirements, including availability to pay dividends to its stockholders and make distributions to its Unit holders in accordance with the provisions of the Internal Revenue Code, as amended, applicable to REITs.

To the extent that the Company does not satisfy its short-term liquidity requirements through net cash flows provided by operating activities and its existing bank unsecured line of credit, it intends to satisfy such requirements through proceeds from the sale of properties, from the issuance of unsecured senior notes and from the issuance of its common stock through its equity offering programs, described below.

In 2000, the Company obtained an investment grade rating from Fitch, Inc.  The rating in effect at March 31, 2013 is a corporate credit rating of “BBB” (Triple B), which was reaffirmed on June 27, 2012.

Liquidity and Capital Resources (continued)

Cash Flow Summary

The Company’s cash flow activities for the three months ended March 31, 2013 and 2012, respectively, are summarized as follows (in millions):

	2013	2012
Net cash provided by operating activities	$76	$61
Net cash provided by (used in) investing activities	27	(59)
Net cash used in financing activities	(116)	(2)

The Company’s net cash flow from operating activities was $76 million in the first three months of 2013 compared to $61 million in the first three months of 2012.  The $15 million increase was primarily due to more profitable operations and the full period impact of properties acquired during 2012, as more fully described under the heading  “Results of Operations” below.

Cash provided by investing activities was $27 million during 2013.  Cash used in investing activities was $59 million in 2012.  The cash outflow for a purchase of a land parcel for development was $28 million in 2013 including predevelopment and closing costs of $1 million, which is further described under the heading “Development” below.  Cash outflows for capital improvements to properties including redevelopment were $27 million in 2013 compared to $34 million in 2012.  Mild weather conditions during the first three months of 2012 made it possible to complete landscaping and roofing projects that typically would have been completed later in the year.  Cash outflows for additions to construction in progress were consistent between periods with $19 million expended in 2013 as compared to $17 million in 2012.  Proceeds from the disposition of properties during the first quarter 2013 were $106 million.  Current year dispositions are further described under the heading “Dispositions” below.   Additionally, there were $7 million in deposits for the pending purchase of properties in 2012.

Net cash used in financing activities totaled $116 million in 2013.  Cash flows from the sale of common stock under the ATM offerings of $25 million and proceeds from stock option exercises of $6 million combined with line of credit proceeds of $7 million during the period were used for payoff of mortgages of $101 million, scheduled payments of mortgages of $9 million, and distributions paid to stockholders and UPREIT unitholders of $43 million.  Net cash used in financing activities totaled $2 million in 2012.  Cash flows from the sale of common stock under the ATM offering of $11 million and proceeds from stock option exercises of $3 million combined with line of credit proceeds of $63 million during the period were used for payoff of mortgages of $30 million, scheduled payments of mortgages of $9 million, and dividends and distributions of $39 million.

Unsecured Line of Credit

As of March 31, 2013, the Company had a $275 million unsecured line of credit agreement with M&T Bank and U.S. Bank National Association, as joint lead banks, and nine other participating commercial banks, with an initial maturity date of December 8, 2015 and a one-year extension at the Company’s option.  The Company had $169 million outstanding under the credit facility as of March 31, 2013.  The line of credit agreement provides the ability to issue up to $20 million in letters of credit.  While the issuance of letters of credit does not increase the borrowings outstanding under the line of credit, it does reduce the amount available.  At March 31, 2013, the Company had outstanding letters of credit of $5.3 million resulting in the amount available on the credit facility of $100.7 million.  The interest rate on the facility is based, at the Company’s option, on a one-month LIBOR rate plus a margin, or an alternate base rate (“ABR”). The ABR is defined as the greatest of (a) the Prime Rate in effect on such day, (b) the Federal Funds Effective Rate in effect on such day plus 0.50% and (c) the one-month Adjusted LIBOR rate determined on a daily basis, plus 1.50%.  The margin is determined by the Company’s leverage ratio and falls within a range from 1.00% to 2.00%.  As of March 31, 2013, the margin was 1.30%, the one-month LIBOR was 0.25% and the ABR was 3.25%; resulting in an effective rate of 1.96% for the Company’s outstanding borrowings.

Liquidity and Capital Resources (continued)

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

Unsecured Term Loan

On December 9, 2011, the Company entered into a $250 million five-year unsecured term loan with M&T Bank as lead bank, and ten other participating lenders.  The term loan generated net proceeds of $248 million, after fees and closing costs, which were used to pay off an unsecured-term loan, purchase an unencumbered property and acquire land for future development. The loan bears monthly interest at a variable rate based on LIBOR, plus a spread from 1.00% to 2.00% based on the Company’s leverage ratio.  On July 19, 2012, the Company entered into interest rate swap agreements with major financial institutions that effectively convert the variable LIBOR portion of this loan to a fixed rate of 0.685%.  As of March 31, 2013, based on the Company’s leverage ratio, the spread was 1.30%, and the swapped one-month LIBOR was 0.685%; resulting in an effective rate of 1.99% for the Company.  The loan has covenants that align with the unsecured line of credit facility.

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

Indebtedness

As of March 31, 2013, the weighted average interest rate on the Company’s total indebtedness of $2.7 billion was 4.57% with staggered maturities averaging approximately five years.  Approximately 87% of total indebtedness is at fixed rates, including the $250 million unsecured term loan subject to interest rate swap agreements.  This limits the exposure to changes in interest rates, minimizing the effect of interest rate fluctuations on the Company’s results of operations and cash flows.

Unencumbered Assets

The Company increased the percentage of unencumbered assets of the total property pool from 39% at the end of 2012, to 42% as of March 31, 2013.  Higher levels of unsecured assets add borrowing flexibility because more capacity is available for unsecured debt under the terms of the Company’s unsecured line of credit agreement, and/or for the issuance of additional unsecured senior notes.  It also permits the Company to place secured financing on unencumbered assets if desired.

Liquidity and Capital Resources (continued)

UPREIT Units

The Company believes that the issuance of UPREIT Units for property acquisitions will continue to be a potential source of capital for the Company. During 2012 and continuing through March 31, 2013, there were no UPREIT Units issued for property acquisitions.

Universal Shelf Registration

On February 28, 2013, the Company filed a Form S-3 universal shelf registration statement with the SEC that registers the issuance, from time to time, of common stock, preferred stock or debt securities.  The Company may offer and sell securities issued pursuant to the universal shelf registration statement after a prospectus supplement, describing the type of security and amount being offered, is filed with the SEC.  Sales of common stock under the Company’s equity offerings on or after February 28, 2013 described below were made under this registration statement.

On March 3, 2010, the Company filed a Form S-3 universal shelf registration statement with the SEC having substantially the same provisions and purposes as the February 2013 registration statement.  The registration statement was set to expire in March 2013.  Sales of common stock under the Company’s equity offerings from September 2010 to February 27, 2013 as described below were made under this registration statement.

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

On May 14, 2012, the Company filed a prospectus supplement with respect to another ATM equity offering program, with similar terms and conditions as the September 2010 program, through which it is authorized to sell up to 4.4 million shares of common stock, from time to time in ATM offerings or negotiated transactions.  As of March 31, 2013, the Company issued 2,378,120 shares of common stock at an average price per share of $62.79, for aggregate gross proceeds of $149.3 million and aggregate net proceeds of $146.2 million after deducting commissions and other transaction costs of approximately $3.1 million. In addition, the Company issued an additional 52,113 shares of common stock at an average price per share of $63.74, for aggregate gross and net proceeds of $3.3 million with a trade date in March 2013 and a settlement date in April 2013.

The Company used the net proceeds from the ATM offerings primarily for general corporate purposes including acquisitions, development and redevelopment of apartment communities.

Dividend Reinvestment and Direct Stock Purchase Plan (“DRIP”)

The Company’s DRIP provides the stockholders of the Company an opportunity to automatically invest their cash dividends in additional shares of common stock.  In addition, eligible participants may make monthly payments or other voluntary cash investments in shares of common stock.  The maximum monthly investment permitted without prior Company approval is currently $10,000.  The Company can meet share demand under the DRIP through stock repurchases by the transfer agent in the open market on the Company’s behalf or new stock issuances.  Management monitors the relationship between the Company’s stock price and its estimated net asset value (“NAV”).  During times when the difference between these two values is small, resulting in little dilution of NAV by common stock issuances, the Company can choose to issue new shares.  At times when the gap between NAV and stock price is greater, the Company has the flexibility to satisfy the demand for DRIP shares with stock repurchased by the transfer agent in the open market.  In addition, the Company can issue waivers to DRIP participants to provide for investments in excess of the $10,000 maximum monthly investment.  No such waivers were granted during 2012 or 2013.

Liquidity and Capital Resources (continued)

Stock Repurchase Program

The Company has a stock repurchase program, approved by its Board of Directors (the “Board”), under which it may repurchase shares of its common stock or UPREIT Units (the “Company Program”).  The shares and units may be repurchased through open market or privately negotiated transactions at the discretion of Company management.  The Board’s action did not establish a target stock price or a specific timetable for repurchase.  There were no repurchases under the Company Program during 2012 and through March 31, 2013.  The remaining authorization level as of March 31, 2013 is 2.3 million shares and UPREIT Units, collectively.  The Company will continue to monitor stock prices relative to the NAV to determine the current best use of capital among our major uses of capital: stock buybacks, debt paydown to increase the pool of unencumbered properties, acquisitions, rehabilitation and redevelopment of existing properties and development of new properties.

Dispositions

On March 14, 2013, the Company sold an apartment community located in the Long Island region with a total of 61 units for $11.1 million. A gain on sale of approximately $5.2 million was recorded in the first quarter related to this sale.

On March 29, 2013, the Company sold an apartment community located in the Washington, D.C. region with a total of 450 units for $98.0 million.  A gain on sale of approximately $35.2 million was recorded in the first quarter related to this sale.  An additional gain of $1.35 million was deferred pending certain approvals.  The $1.35 million held in escrow is expected to be released in the second quarter of 2013.

Development

Current Development Projects

Eleven55 Ripley, a 379 unit high rise development consisting of two buildings, a 21 story high-rise and a 5 story mid-rise, is located in Silver Spring, Maryland.  Construction commenced in the fourth quarter of 2011, and is expected to continue through 2014 with initial occupancy in the fourth quarter of 2013 for a total estimated cost of $111 million.

The Courts at Spring Mill Station, a 385 unit development consisting of two buildings, being built in a combination donut/podium style, is located in Conshohocken, Pennsylvania.  Construction commenced in the second quarter of 2012, and is expected to continue through 2014 with initial occupancy in the first quarter of 2014.  The total estimated cost for this development is $89 million.

During the first quarter of 2013, the Company purchased a land parcel located in Tysons Corner, Virginia within a development known as Westpark Tysons.  This project involves development in two phases of a residential community with wood-framed mid-rise and concrete high-rise buildings containing a combined 694 units.  Construction may begin as early as the first half of 2014 with a total projected cost of $232 million.

Redevelopment

The Company has one project under redevelopment.  Arbor Park, located in Alexandria, Virginia, has 851 garden apartments in fifty-two buildings built in 1967.  The Company plans to extensively renovate all of the units over several years on a building by building basis.  As of March 31, 2013, there were five buildings with 78 units under renovation and twenty-seven buildings with 439 units completed and 348 units occupied.  As of March 31, 2013, rents in the renovated units were averaging $1,717 compared to $1,379 for the existing non-renovated units.  The Company has incurred costs of $17 million for the renovation as of March 31, 2013, which is included in buildings, improvements and equipment.  The entire project is expected to be completed in 2015 for a total estimated cost of $30 million.

Contractual Obligations and Other Commitments

The primary obligations of the Company relate to its borrowings under the unsecured line of credit, unsecured notes and mortgage notes.  The Company’s line of credit matures in December 2015 (not including a one-year extension at the option of the Company), and had $169 million in loans and letters of credit totaling $5.3 million outstanding at March 31, 2013.  The $450 million in unsecured notes have maturities ranging from approximately four to nine years.  The $2.1 billion in mortgage notes payable have varying maturities ranging from 5 months to 16 years.  The weighted average interest rate of the Company’s secured debt was 5.09% at March 31, 2013.  The weighted average rate of interest on the Company’s total indebtedness of $2.7 billion at March 31, 2013 was 4.57%.

The Company leases its corporate and regional office space from non-affiliated third parties.  The rent for the corporate office space is a gross rent that includes real estate taxes and common area maintenance.  The regional office leases are net leases which require an annual base rent plus a pro-rata portion of real estate taxes.

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

The Company estimates, that on an annual basis, $848 per apartment unit is spent on recurring capital expenditures.  During the three months ended March 31, 2013 and 2012, approximately $212 per apartment unit was estimated to be spent on recurring capital expenditures.

The table below summarizes the actual total capital improvements incurred by major categories for the three months ended March 31, 2013 and 2012 and an estimate of the breakdown of total capital improvements by major categories between recurring, and non-recurring revenue generating, capital improvements for the three months ended March 31, 2013 as follows:

	For the three months ended March 31,
	2013						2012
			Non-		Total		Total
	Recurring	Per	Recurring	Per	Capital	Per	Capital	Per
	Cap Ex	Unit(a)	Cap Ex	Unit(a)	Improvements	Unit(a)	Improvements	Unit(a)
New buildings	$-	$-	$77	$2	$77	$2	$161	$4
Major building improvements	1,331	32	3,269	80	4,600	112	3,035	78
Roof replacements	379	9	68	2	447	11	439	11
Site improvements	614	15	294	7	908	22	2,446	63
Apartment upgrades	1,691	41	6,510	159	8,201	200	11,545	296
Appliances	1,432	35	-	-	1,432	35	1,859	48
Carpeting, flooring	2,232	55	367	8	2,599	63	3,254	84
HVAC, mechanicals	799	20	1,472	36	2,271	56	3,088	79
Miscellaneous	205	5	919	22	1,124	27	1,216	31

Totals	$8,683	$212	$12,976	$316	$21,659	$528	$27,043	$694

(a)     Calculated using the weighted average number of apartment units, including 38,941 core units, and 2012 acquisition units of 2,018 for the three months ended March 31, 2013; and 38,941 core units for the three months ended March 31, 2012.

Capital Improvements (continued)

The schedule below summarizes the breakdown of total capital improvements between core and non-core as follows:

	For the three months ended March 31,
	2013						2012
			Non-		Total		Total
	Recurring	Per	Recurring	Per	Capital	Per	Capital	Per
	Cap Ex	Unit(a)	Cap Ex	Unit(a)	Improvements	Unit(a)	Improvements	Unit(a)
Core Communities	$8,255	$212	$12,095	$311	$20,350	$523	$27,043	$694
2012 Acquisition Communities	428	212	881	437	1,309	649	-	-
Sub-total	8,683	212	12,976	316	21,659	528	27,043	694
2013 Disposed Communities	37	75	-	-	37	75	83	162
2012 Disposed Communities	-	-	-	-	-	-	462	289
Corporate office expenditures(b)	-	-	-	-	311	-	798	-
Totals	$8,720	$212	$12,976	$316	$22,007	$528	$28,386	$672

(a)              Calculated using the weighted average number of apartment units, including 38,941 core units, 2012 acquisition units of 2,018, and 2013 disposed units of 489 for the three months ended March 31, 2013; and 38,941 core units, 2013 disposed units of 511, and 2012 disposed units of 1,596 for the three months ended March 31, 2012.

(b)             No distinction is made between recurring and non-recurring expenditures for corporate office.  Corporate office expenditures include principally computer hardware, software, office furniture, fixtures and leasehold improvements.  Corporate office expenditures are excluded from per unit figures.

Results of Operations (dollars in thousands, except unit and per unit data)

Net operating income (“NOI”) may fall within the definition of “non-GAAP financial measure” set forth in Item 10(e) of Regulation S-K and, as a result, the Company may be required to include in this report a statement disclosing the reasons why management believes that presentation of this measure provides useful information to investors.  The Company believes that NOI is helpful to investors as a supplemental measure of the operating performance of a real estate company because it is a direct measure of the actual operating results of the Company’s apartment communities.  In addition, the apartment communities are valued and sold in the market by using a multiple of NOI.  The Company uses this measure to compare its performance to that of its peer group.  For a reconciliation of NOI to income from continuing operations, please refer to Note 9 to Consolidated Financial Statements of this Form 10-Q.

Summary of Core Properties

The Company had 114 apartment communities with 38,941 units which were owned during the three months ended March 31, 2013 and 2012 (the “Core Properties”).  The Company has one property with 851 units undergoing significant renovations that began in 2011, therefore, the operating results for 2013 are not comparable to 2012 due to those units being taken out of service during the redevelopment period (the “Redevelopment Property”).  The Company acquired three apartment communities with 2,018 units and had another 314 units become available to rent at one development community during 2012 (the “Acquisition Communities”).  The inclusion of these acquired and developed communities generally accounted for the significant changes in operating results for the three months ended March 31, 2013 as compared to the operating results for the three months ended March 31, 2012.

Results of Operations (continued)

A summary of the net operating income for Core Properties is as follows:

	Three Months
	2013	2012	$ Variance	% Variance
Rent	$141,296	$135,570	$5,726	4.2%
Utility recovery revenue	7,245	7,166	79	1.1%
Rent including recoveries	148,541	142,736	5,805	4.1%
Property other income	6,675	6,947	(272)	(3.9%)
Total revenue	155,216	149,683	5,533	3.7%
Operating and maintenance	(57,823)	(57,319)	(504)	(0.9%)
Net operating income	$ 97,393	$ 92,364	$5,029	5.4%

A summary of the net operating income for the Company as a whole is as follows:

	Three Months
	2013	2012	$ Variance	% Variance
Rent	$152,143	$138,762	$13,381	9.6%
Utility recovery revenue	7,634	7,291	343	4.7%
Rent including recoveries	159,777	146,053	13,724	9.4%
Property other income	7,054	7,160	(106)	(1.5%)
Total revenue	166,831	153,213	13,618	8.9%
Operating and maintenance	(62,010)	(58,727)	(3,283)	(5.6%)
Net operating income	$104,821	$ 94,486	$10,335	10.9%

Comparison of three months ended March 31, 2013 to the same period in 2012

Of the $13,381 increase in rental income, $7,655 is attributable to the Acquisition Communities and Redevelopment Property.  The balance, an increase of $5,726, relates to a 4.2% increase from the Core Properties as the result of an increase of 3.3% in weighted average rental rates from $1,236 to $1,277 per apartment unit, and by a 0.9% increase in economic occupancy from 93.9% to 94.7%.  Economic occupancy is defined as total possible rental income, net of vacancy and bad debt expense, as a percentage of total possible rental income.  Total possible rental income is determined by valuing occupied units at contract rents and vacant units at market rents.  Of the $343 increase in utility recovery revenue, $79 is attributable to the Core Properties and $264 is attributable to the Acquisition Communities and Redevelopment Property.  The higher Core Properties utility recovery revenue is due in part to increased water & sewer cost recovery from residents.

Property other income, which consists primarily of income from operation of laundry facilities, late charges, administrative fees, garage and carport rentals, revenue from corporate apartments, cable revenue, pet charges, and miscellaneous charges to residents, decreased by $106.  Of the decrease, $272 is attributable to the Core Properties; offset by a $166 increase to the Acquisition Communities and Redevelopment Property.  The decrease in Core Properties is due to higher cable revenue experienced in the 2012 period from entering into enhanced contracts with cable providers and recognizing non-recurring fees associated with these new contracts.  These new contracts offer services in addition to the basic cable offering, coupled with a higher revenue share for the Company.

Of the $3,283 increase in operating and maintenance expenses, $2,764 is attributable to the Acquisition Communities, $15 is attributable to the Redevelopment Property and $504 is attributable to the Core Properties.  The increase in Core Properties is primarily due to increases in natural gas heating costs, personnel expense, real estate taxes and snow removal costs; partially offset by decreases in office & telephone and property insurance.

Results of Operations (continued)

Natural gas heating costs were up $235, or 4.0%, from a year ago due to a significant increase in consumption due to our markets experiencing slightly warmer than average temperatures compared to the warmest first quarter on record in 2012, which was partially offset by lower commodity rates.  For the first quarter 2013, our natural gas weighted average cost, including transportation of $3.00 per decatherm, was $7.91 per decatherm, compared to $8.70 per decatherm for the 2012 period, a 9.1% decrease.

Personnel costs were up $992, or 7.8%, primarily due to the favorable impact in 2012 of $619 in non-recurring reductions to health insurance and workers’ compensation insurance costs realized that were the result of a change in estimate in required self insurance reserves influenced by the success of the Company’s safety in the workplace initiatives and settlement of prior year claims earlier in their life cycle, compared to a reduction of $75 for 2013.  Without the impacts of the favorable insurance reserve reductions, personnel costs increased $448, or 3.4%, reflecting the annual wage increase and overtime for snow removal during two 2013 blizzards.

Real estate taxes were up $968, or 6.8%, primarily due to annual tax assessment increases.  The Company continues to challenge tax assessments on existing properties and apply for tax incentive programs for newly developed properties where appropriate.

Snow removal costs were up $564, or 202.2%, as our Mid-Atlantic region experienced two large east coast blizzards in 2013 compared to the mildest winter on record in the 2012 period.

Office & telephone expenses were down $293, or 15.5%, primarily due to the 2012 period including $249 in non-recurring refunds of certain resident fees from prior years.  Without the impact of this non-recurring expense, office & telephone expense increased $44, or 2.7%.

Property insurance decreased $1,205, or 52.1%, partially due to lower current period self insured losses compared to a charge of $675 in the first quarter 2012 relating to a fire at one of the Company’s communities.  The remaining $530 decrease is due primarily to favorable close-outs of prior year self insured general liability claims.

General and administrative expenses increased in 2013 by $770, or 9.3%.  General and administrative expenses as a percentage of total revenues were 5.4% for 2013 as compared to 5.2% for 2012.  The 2013 costs include an increase of $936 in equity compensation as a significant amount of the restricted stock unit grants and restricted stock grants were expensed immediately due to executives at or near official retirement age, although the total grants to executive officers was lower in 2013 at $3,653 compared to $4,084 in 2012.

Interest expense increased by $163, or 0.5%, in 2013 due to higher line of credit borrowings in 2013, partially offset by a lower weighted average interest rate which decreased to 4.57% at March 31, 2013 as compared to 4.66% at March 31, 2012.  Refer to the information under the heading “Liquidity and Capital Resources” above for specific discussion of debt transactions impacting the average rate and overall interest expense.

Depreciation and amortization expense increased $4,003, or 10.3%, due to the depreciation on the Acquisition Communities and the capital additions to the Core Properties and Redevelopment Property.

Other expenses of $17 in 2013 and $18 in 2012 are property acquisition costs of the Acquisition Communities.

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

Funds From Operations (continued)

In addition to presenting FFO in accordance with the NAREIT definition, we also disclose FFO after a specific and defined supplemental adjustment to exclude losses from early extinguishments of debt associated with the sales of real estate (“FFO as adjusted”).  The adjustment to exclude losses from early extinguishments of debt results when the sale of real estate encumbered by debt requires us to pay the extinguishment and other one-time costs prior to the debt’s stated maturity and to write-off unamortized loan costs at the date of the extinguishment.  Such costs are excluded from the gains on sales of real estate reported in accordance with GAAP.  However, we view the losses from early extinguishments of debt associated with the sales of real estate as an incremental cost of the sale transactions because we extinguished the debt in connection with the consummation of the sale transactions and we had no intent to extinguish the debt absent such transactions.  We believe that this supplemental adjustment more appropriately reflects the results of our operations exclusive of the impact of our sale transactions.

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

The calculation of FFO, and FFO as adjusted, and reconciliation to GAAP net income attributable to common stockholders for the three months ended March 31, 2013 and 2012 are presented below (in thousands):

	Three Months
	2013	2012
Net income attributable to common stockholders	$51,880	$15,388
Real property depreciation and amortization	42,665	39,658
Noncontrolling interest	10,446	3,398
Gain on disposition of property	(40,359)	-
FFO – Basic and Diluted, as defined by NAREIT	64,632	58,444
Loss from early extinguishment of debt in connection with sale of real estate	1,416	-
FFO – Basic and Diluted, as adjusted by the Company	$66,048	$58,444
Weighted average common shares/units outstanding (1):
Basic	62,045.9	59,037.5
Diluted	62,752.6	59,716.1

Funds From Operations (continued)

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

Dividends and Distributions

On April 30, 2013, the Board of Directors declared a dividend of $0.70 per share on the Company’s common stock and approved a distribution of $0.70 per UPREIT Unit for the quarter ended March 31, 2013.  This is the equivalent of an annual dividend/distribution of $2.80 per share/unit.  The dividend and distribution is payable May 24, 2013, to stockholders and unitholders of record on May 14, 2013.

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

Recently Adopted and Recently Issued Accounting Standards

Disclosure of recently adopted and recently issued accounting standards is incorporated herein by reference to the discussion under Part I, Item 1, Notes to Consolidated Financial Statements, Note 2.

ITEM 3.                          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s primary market risk exposure is interest rate risk.  The Company’s debt is summarized as follows:

	March 31, 2013				December 31, 2012
	Amount (Millions)	Weighted- Average Maturity Years	Weighted- Average Interest Rate	Percentage of Total	Amount (Millions)	Weighted- Average Maturity Years	Weighted- Average Interest Rate	Percentage of Total
Fixed rate secured debt	$1,883	4.85	5.29%	70.4%	$1,967	4.94	5.30%	70.8%

Variable rate secured debt	172	3.48	2.97%	6.5%	198	5.48	2.77%	7.1%

Fixed rate unsecured debt(a)	450	5.05	3.12%	16.8%	450	5.30	3.12%	16.2%

Variable rate unsecured debt	169	2.69	1.96%	6.3%	163	2.94	1.55%	5.9%

Total	$2,674	4.66	4.57%	100.0%	$2,778	4.92	4.55%	100.0%

(a)       Includes $250 million of variable rate debt that the one-month LIBOR was swapped to a fixed rate of 0.685% at March 31, 2013.

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

At March 31, 2013 and December 31, 2012, the fair value of the Company’s total debt, including the unsecured notes payable and line of credit, amounted to a liability of $2.84 billion and $2.97 billion, respectively, compared to its carrying amount of $2.67 billion and $2.78 billion, respectively.  The Company estimates that a 100 basis point increase in market interest rates at March 31, 2013 would have changed the fair value of the Company’s total debt to a liability of $2.73 billion and would result in $3.4 million higher interest expense on the variable rate debt on an annualized basis.

The Company intends to continuously monitor and actively manage interest costs on its variable rate debt portfolio and may enter into swap positions based upon market fluctuations.  Accordingly, the cost of obtaining such interest rate protection agreements in relation to the Company’s access to capital markets will continue to be evaluated.  The Company has not, and does not plan to, enter into any derivative financial instruments for trading or speculative purposes.  In addition, the Company believes that it has the ability to obtain funds through additional debt and equity offerings and the issuance of UPREIT Units.  As of March 31, 2013, the Company had no other material exposure to market risk.

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

The principal executive officer and principal financial officer evaluated, as of March 31, 2013, the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) and have determined that such disclosure controls and procedures are effective.

There have been no changes in the internal controls over financial reporting identified in connection with that evaluation, or that occurred during the first quarter of the year ending December 31, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.                          LEGAL PROCEEDINGS

None.

ITEM 1A.                 RISK FACTORS

Refer to the Risk Factors disclosure in the Company’s Form 10-K for the year ended December 31, 2012.  There have been no material changes in these risk factors during the three months ended March 31, 2013 and through the date of this report.

ITEM 2.                          UNREGISTERED SALES OF EQUITY SECURITIES; USE OF PROCEEDS FROM REGISTERED SECURITIES

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

The Company has a stock repurchase program, approved by its Board of Directors (the “Board”), under which it may repurchase shares of its common stock or UPREIT Units (the “Company Program”).  The shares and units may be repurchased through open market or privately negotiated transactions at the discretion of Company management.  The Board’s action did not establish a specific target stock price or a specific timetable for share repurchase.  At March 31, 2013, the Company had authorization to repurchase 2,291,160 shares of common stock and UPREIT Units under the Company Program.  During the three months ended March 31, 2013, the Company did not repurchase any shares under the Company Program.

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

The following table summarizes the total number of shares (units) repurchased by the Company during the quarter ended March 31, 2013:

	Total	Average	Maximum shares/units
	shares/units	price per	available under the
Period	Purchased (1)(2)	share/unit	Company Program
Balance January 1, 2013:			2,291,160
January 2013	746	$63.48	2,291,160
February 2013	2,371	61.86	2,291,160
March 2013	746	62.64	2,291,160
Balance March 31, 2013:	3,863	$62.32	2,291,160

(1)            3,117 shares of common stock already owned by restricted stock award holders were used by those holders to pay the taxes associated with their award vesting.

(2)            The Company repurchased 746 shares of common stock through share repurchases by the transfer agent in the open market in connection with the Company’s 401(k) Savings Plan employee deferral and Company matching elections.

ITEM 3.                          DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                          MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.                          OTHER INFORMATION

None.

ITEM 6.                          EXHIBITS

1.1

ATM Equity Offering Sales Agreement, dated February 28, 2013, between Home Properties, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Jefferies & Company, Inc., J.P. Morgan Securities LLC, and RBS Securities, Inc., as Exhibit 1.3 of the Registration Statement on Form S-3, No. 333-186939 (incorporated by reference to Exhibit 1.3 of the Form 8-K filed by the Company on February 28, 2013).

10.1

Home Properties, Inc. 2011 Stock Benefit Plan 2013 Restricted Stock Unit Master Agreement and Form of Award Certificate (incorporated by reference to Exhibit 10.1 of the Form 8-K filed by the Company on January 3, 2013).

31.1	Section 302 Certification of Chief Executive Officer*

31.2	Section 302 Certification of Chief Financial Officer*

32.1	Section 906 Certification of Chief Executive Officer**

32.2	Section 906 Certification of Chief Financial Officer**

101

XBRL (eXtensible Business Reporting Language). The following materials from the Home Properties, Inc. Quarterly Report on Form 10-Q for the period ended March 31, 2013, formatted in XBRL: (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of comprehensive income, (iv) consolidated statements of equity, (v) consolidated statements of cash flows and (vi) notes to consolidated financial statements. As provided in Rule 406T of Regulation S-T, this information is filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934. *

*  Filed herewith

**  Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOME PROPERTIES, INC.
(Registrant)

Date:	May 3, 2013

By:	/s/ Edward J. Pettinella
Edward J. Pettinella
President and Chief Executive Officer

Date:	May 3, 2013

By:	/s/ David P. Gardner
David P. Gardner
Executive Vice President and
Chief Financial Officer