Form 10-Q
period 2013-06-30
HOME PROPERTIES INC
filed 2013-08-02
CIK 923118

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding at July 25, 2013
$.01 par value	56,865,581

HOME PROPERTIES, INC.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

HOME PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS

JUNE 30, 2013 AND DECEMBER 31, 2012

(Dollars in thousands, except per share data)

(Unaudited)

	June 30,	December 31,
ASSETS	2013	2012
Real estate:
Land	$780,099	$791,604
Construction in progress	147,784	83,241
Buildings, improvements and equipment	4,557,863	4,580,381
	5,485,746	5,455,226
Less: accumulated depreciation	(1,169,763)	(1,108,840)
Real estate, net	4,315,983	4,346,386
Cash and cash equivalents	8,846	21,092
Cash in escrows	28,904	26,971
Accounts receivable, net	12,357	13,406
Prepaid expenses	10,494	19,504
Deferred charges, net	11,751	13,429
Other assets	7,901	10,704

Total assets	$4,396,236	$4,451,492

LIABILITIES AND EQUITY
Mortgage notes payable	$1,946,517	$2,165,027
Unsecured notes payable	475,000	450,000
Unsecured line of credit	241,000	162,500
Accounts payable	30,447	22,691
Accrued interest payable	8,769	9,974
Accrued expenses and other liabilities	28,984	33,887
Security deposits	18,823	19,146
Total liabilities	2,749,540	2,863,225
Commitments and contingencies
Equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $0.01 par value; 80,000,000 shares authorized; 52,408,313 and 51,508,142 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	524	515
Excess stock, $0.01 par value; 10,000,000 shares authorized; no shares issued or outstanding	-	-
Additional paid-in capital	1,756,175	1,709,919
Distributions in excess of accumulated earnings	(382,328)	(388,397)
Accumulated other comprehensive income (loss)	1,425	(1,069)
Total common stockholders’ equity	1,375,796	1,320,968
Noncontrolling interest	270,900	267,299
Total equity	1,646,696	1,588,267

Total liabilities and equity	$4,396,236	$4,451,492

The accompanying notes are an integral part of these consolidated financial statements.

HOME PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2013 AND 2012

(Dollars in thousands, except per share data)

(Unaudited)

	2013	2012
Revenues:
Rental income	$153,762	$143,128
Property other income	13,206	11,667
Other income	215	21

Total revenues	167,183	154,816

Expenses:
Operating and maintenance	59,649	56,017
General and administrative	7,337	11,037
Interest	29,264	30,504
Depreciation and amortization	43,222	39,880
Other expenses	16	2,693

Total expenses	139,488	140,131

Income from continuing operations	27,695	14,685

Discontinued operations:
Income from discontinued operations	59	2,019
Gain on disposition of property	4,645	-
Discontinued operations	4,704	2,019

Net income	32,399	16,704

Net income attributable to noncontrolling interest	(5,363)	(2,977)

Net income attributable to common stockholders	$27,036	$13,727

Basic earnings per share:
Income from continuing operations	$0.44	$0.25
Discontinued operations	0.08	0.03
Net income attributable to common stockholders	$0.52	$0.28

Diluted earnings per share:
Income from continuing operations	$0.44	$0.25
Discontinued operations	0.07	0.03
Net income attributable to common stockholders	$0.51	$0.28

Weighted average number of shares outstanding:
Basic	52,299,385	49,026,424
Diluted	52,921,955	49,678,745

The accompanying notes are an integral part of these consolidated financial statements.

HOME PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED JUNE 30, 2013 AND 2012

(Dollars in thousands)

(Unaudited)

	2013	2012

Net income	$32,399	$16,704
Other comprehensive income (loss):
Unrealized gain (loss) on interest rate swap agreements	2,778	-
Other comprehensive income (loss)	2,778	-
Comprehensive income	35,177	16,704
Net income attributable to noncontrolling interest	(5,363)	(2,977)
Other comprehensive (income) loss attributable to noncontrolling interest	(460)	-

Comprehensive income attributable to common stockholders	$29,354	$13,727

The accompanying notes are an integral part of these consolidated financial statements.

HOME PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012

(Dollars in thousands, except per share data)

(Unaudited)

	2013	2012
Revenues:
Rental income	$305,452	$281,435
Property other income	27,819	26,045
Other income	464	30

Total revenues	333,735	307,510

Expenses:
Operating and maintenance	121,443	114,517
General and administrative	16,420	19,350
Interest	59,887	60,892
Depreciation and amortization	85,855	78,513
Other expenses	32	2,710

Total expenses	283,637	275,982

Income from continuing operations	50,098	31,528

Discontinued operations:
Income (loss) from discontinued operations	(377)	3,962
Gain on disposition of property	45,004	-
Discontinued operations	44,627	3,962

Net income	94,725	35,490

Net income attributable to noncontrolling interest	(15,809)	(6,375)

Net income attributable to common stockholders	$78,916	$29,115

Basic earnings per share:
Income from continuing operations	$0.80	$0.53
Discontinued operations	0.72	0.07
Net income attributable to common stockholders	$1.52	$0.60

Diluted earnings per share:
Income from continuing operations	$0.79	$0.52
Discontinued operations	0.71	0.07
Net income attributable to common stockholders	$1.50	$0.59

Weighted average number of shares outstanding:
Basic	51,954,626	48,694,439
Diluted	52,581,451	49,327,854

The accompanying notes are an integral part of these consolidated financial statements.

HOME PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012

(Dollars in thousands)

(Unaudited)

	2013	2012

Net income	$94,725	$35,490
Other comprehensive income (loss):
Unrealized gain (loss) on interest rate swap agreements	2,989	-
Other comprehensive income (loss)	2,989	-
Comprehensive income	97,714	35,490
Net income attributable to noncontrolling interest	(15,809)	(6,375)
Other comprehensive (income) loss attributable to noncontrolling interest	(495)	-

Comprehensive income attributable to common stockholders	$81,410	$29,115

The accompanying notes are an integral part of these consolidated financial statements.

HOME PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND THE YEAR ENDED DECEMBER 31, 2012

(Dollars in thousands)

(Unaudited)

				Distributions	Accumulated
			Additional	in Excess of	Other	Non-
	Common Stock		Paid-In	Accumulated	Comprehensive	controlling
	Shares	Amount	Capital	Earnings	Income (Loss)	Interest	Total
Balance, January 1, 2012	48,321,305	$483	$1,545,563	$(392,378)	$0	$255,976	$1,409,644
Net income	-	-	-	135,302	-	28,320	163,622
Unrealized gain (loss) on interest rate swap agreements	-	-	-	-	(1,069)	(227)	(1,296)
Issuance of common stock, net	2,966,742	30	165,938	-	-	-	165,968
Stock-based compensation	4,199	-	13,923	-	-	-	13,923
Repurchase of common stock	(68,284)	(1)	(4,244)	-	-	-	(4,245)
Conversion of UPREIT Units for common stock	284,180	3	6,896	-	-	(6,899)	0
Adjustment of noncontrolling interest	-	-	(18,157)	-	-	18,157	0
Dividends and distributions paid	-	-	-	(131,321)	-	(28,028)	(159,349)
Balance, December 31, 2012	51,508,142	$515	$1,709,919	$(388,397)	$(1,069)	$267,299	$1,588,267
Net income	-	-	-	78,916	-	15,809	94,725
Unrealized gain (loss) on interest rate swap agreements	-	-	-	-	2,494	495	2,989
Issuance of common stock, net	851,253	9	44,685	-	-	-	44,694
Stock-based compensation	3,137	-	6,455	-	-	-	6,455
Repurchase of common stock	(46,243)	-	(3,001)	-	-	-	(3,001)
Conversion of UPREIT Units for common stock	92,024	-	2,382	-	-	(2,382)	0
Adjustment of noncontrolling interest	-	-	(4,265)	-	-	4,265	0
Dividends and distributions paid	-	-	-	(72,847)	-	(14,586)	(87,433)
Balance, June 30, 2013	52,408,313	$524	$1,756,175	$(382,328)	$1,425	$270,900	$1,646,696

The accompanying notes are an integral part of these consolidated financial statements.

HOME PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012

(Dollars in thousands)

(Unaudited)

	2013	2012
Cash flows from operating activities:
Net income	$94,725	$35,490
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	87,965	83,751
Gain on disposition of property	(45,004)	-
Stock-based compensation	6,455	9,311
Changes in assets and liabilities:
Cash in escrows, net	(3,385)	(2,974)
Other assets	9,634	495
Accounts payable and accrued liabilities	243	6,662
Total adjustments	55,908	97,245
Net cash provided by operating activities	150,633	132,735

Cash flows from investing activities:
Purchase of properties, net of mortgage notes assumed	-	(289,759)
Purchase of land for development	(28,088)	-
Capital improvements to properties including redevelopment	(63,290)	(75,061)
Additions to construction in progress	(32,601)	(30,159)
Additions to predevelopment	(227)	(366)
Proceeds from sale of properties, net	120,636	-
Withdrawals from (additions to) cash held in escrow, net	1,452	(80)
Net cash used in investing activities	(2,118)	(395,425)

Cash flows from financing activities:
Proceeds from sale of common stock, net	44,694	75,437
Repurchase of common stock	(3,001)	(3,204)
Scheduled payments of mortgage notes payable	(17,491)	(17,896)
Payoff mortgage notes payable	(201,020)	(32,863)
Proceeds from unsecured notes payable	25,000	150,000
Proceeds from unsecured line of credit	404,000	331,000
Payments on unsecured line of credit	(325,500)	(158,500)
Payments of deferred loan costs	(10)	(272)
Additions to cash held in escrow, net	-	(356)
Dividends and distributions paid	(87,433)	(78,454)
Net cash provided by (used in) financing activities	(160,761)	264,892

Net increase (decrease) in cash and cash equivalents	(12,246)	2,202
Cash and cash equivalents:
Beginning of year	21,092	8,297
End of period	$8,846	$10,499

Supplemental disclosure:
Interest capitalized	$3,349	$2,288
Supplemental disclosure of non-cash investing and financing activities:
Mortgage loan assumed associated with property acquisition	-	7,284
Exchange of UPREIT Units for common stock	2,382	2,410
Transfers of construction in progress to land and buildings, improvements and equipment	111	16,497
Additions to properties and construction in progress included in accounts payable	8,558	6,036

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

The Company conducts its business through Home Properties, L.P. (the “Operating Partnership”), a New York limited partnership.  As of June 30, 2013, the Company owned and operated 118 apartment communities with 41,967 apartments.

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

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and its ownership of 83.5% of the limited partnership units in the Operating Partnership (“UPREIT Units”) at June 30, 2013 (83.2% at December 31, 2012).  The remaining 16.5% is included as noncontrolling interest in these consolidated financial statements at June 30, 2013 (16.8% at December 31, 2012).  The Company periodically adjusts the carrying value of noncontrolling interest to reflect its share of the book value of the Operating Partnership.  Such adjustments are recorded to additional paid in capital as a reallocation of noncontrolling interest in the accompanying consolidated statements of equity.  The Company owns a 1.0% general partner interest in the Operating Partnership and the remainder indirectly as a limited partner through its wholly owned subsidiary, Home Properties I, LLC, which owns 100% of Home Properties Trust, which is the limited partner.  Home Properties Trust was formed in September 1997, as a Maryland real estate trust and as a qualified REIT subsidiary (“QRS”), and owns the Company’s share of the limited partner interests in the Operating Partnership.

The accompanying consolidated financial statements include the accounts of Home Properties Resident Services, Inc. which is a wholly owned subsidiary of the Company.  All significant inter-company balances and transactions have been eliminated in these consolidated financial statements.

The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the applicable rules and regulations of the Securities and Exchange Commission (“SEC”).  Accordingly, certain disclosures that would accompany annual financial statements prepared in accordance with GAAP are omitted.  The year-end December 31, 2012 balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.  In the opinion of management, all adjustments, consisting solely of normal recurring adjustments, necessary for the fair statement of the consolidated financial statements for the interim periods have been included.  The results of operations for the interim periods are not necessarily indicative of results which ultimately may be achieved for the full year.  These interim consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2012.  Certain reclassifications have been made to the 2012 financial statements to conform to the 2013 presentation as a result of discontinued operations.

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

3                 DEVELOPMENT

Development

During the fourth quarter of 2011, the Company started construction on Eleven55 Ripley, located in Silver Spring, Maryland, consisting of two buildings, a 21 story high-rise and a 5 story mid-rise, for a total of 379 apartment units.  Construction is expected to be completed in the first half of 2014 with initial occupancy in the fourth quarter of 2013.  The construction in progress for this development was $85,568 as of June 30, 2013.

During the second quarter of 2012, the Company started construction on The Courts at Spring Mill Station, located in Conshohocken, Pennsylvania, a suburb of Philadelphia. The mid-rise project, consisting of two buildings, will have a total of 385 apartment units.  Construction is expected to be completed in the second half of 2014 with initial occupancy in the first quarter of 2014.  The construction in progress for this development was $30,404 as of June 30, 2013.

During the first quarter of 2013, the Company purchased a land parcel located in Tysons Corner, Virginia.  The Company intends to develop approximately 694 units in a residential community on this entitled parcel for approximately $232,000.  Construction is expected to begin in the first half of 2014.  The construction in progress for this development, consisting primarily of land value, was $31,812 as of June 30, 2013.

Redevelopment

The Company has one project under redevelopment.  Arbor Park, located in Alexandria, Virginia, has 851 garden apartments in fifty-two buildings built in 1967.  The Company plans to extensively renovate all of the units over several years on a building by building basis.  As of June 30, 2013, there were three buildings with 42 units under renovation and thirty-two buildings with 517 units completed and 473 units occupied.  As of June 30, 2013, the Company has incurred costs of $18,727 for the renovation which is included in buildings, improvements and equipment.  The entire project is expected to be completed in 2015.

HOME PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

4                 UNSECURED NOTES PAYABLE

Unsecured Term Loans

In December 2011, the Company entered into a five-year unsecured term loan for $250,000 with M&T Bank as lead bank, and ten other participating lenders.  The loan bears monthly interest at a variable rate based on LIBOR, plus a spread from 1.00% to 2.00% based on the Company’s leverage ratio.  On July 19, 2012, the Company entered into interest rate swap agreements that effectively convert the variable LIBOR portion of this loan to a fixed rate of 0.685%, as more fully described in Note 7.  As of June 30, 2013, based on the Company’s leverage ratio, the spread was 1.15%, and the one-month LIBOR was swapped at 0.685%; resulting in an effective rate of 1.84% for the Company.

On June 28, 2013, the Company entered into an unsecured loan agreement with M&T Bank. The note matures on September 30, 2013, has a maximum principal amount of $75,000, with monthly interest at a variable rate based on LIBOR, plus a spread from 1.00% to 2.00% based on the Company’s leverage ratio.  As of June 30, 2013, based on the Company’s leverage ratio, the spread was 1.15%, and the one-month LIBOR was 0.25%; resulting in an effective rate of 1.40% for the Company.  Proceeds from this term loan were utilized to partially fund the repayment of secured debt.  As of June 30, 2013, the Company had $25,000 outstanding on the note and the amount available to borrow on the note was $50,000.

The unsecured term loans have covenants that align with the unsecured line of credit facility described in Note 5.  The Company was in compliance with these financial covenants for all periods presented.

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

HOME PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

5                 UNSECURED LINE OF CREDIT

The Company has an Amended and Restated Credit Agreement (the “Credit Agreement”), which provides for a $275,000 revolving credit facility with an initial maturity date of December 8, 2015 and a one-year extension at the Company’s option.  The Credit Agreement amended the Company’s prior $175,000 facility, which was scheduled to expire on August 31, 2012, not including a one-year extension at the Company’s option.  The Credit Agreement is with M&T Bank and U.S. Bank National Association as joint lead arrangers, M&T Bank as administrative agent and nine other commercial banks as participants.  The Company had $241,000 outstanding under the credit facility as of June 30, 2013.  Borrowings under the line of credit bear interest at a variable rate based on LIBOR, plus a spread from 1.00% to 2.00% based on the Company’s leverage ratio.  As of June 30, 2013, based on the Company’s leverage ratio, the spread was 1.15%, and the one-month LIBOR was 0.25%; resulting in an effective rate of 1.40% for the Company.

The Credit Agreement requires the Company to maintain certain financial ratios and measurements including a limitation on outstanding indebtedness and a minimum interest coverage ratio.  The Company was in compliance with these financial covenants for all periods presented.

The Credit Agreement also provides the ability to issue up to $20,000 in letters of credit.  While the issuance of letters of credit does not increase borrowings outstanding under the line of credit, it does reduce the amount available.  At June 30, 2013, the Company had outstanding letters of credit of $5,319 and the amount available on the credit facility was $28,681.

6                 FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial Instruments Carried at Fair Value

The fair value of interest rate swaps, which are more fully described in Note 7, are determined using the market standard of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts).  The variable cash payments (or receipts) are based on an expectation of future interest rate forward curves derived from observable market interest rate curves (level 2 inputs, as defined by the authoritative guidance).  The Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements.  The Company has determined that the significant inputs used in this model are observable in active markets, therefore considers the interest rate swap asset valuation of $1,694 at June 30, 2013 classified in level 2 of the fair value hierarchy.

Financial Instruments Not Carried at Fair Value

The Company follows the authoritative guidance for fair value measurements when valuing its financial instruments for disclosure purposes.  The valuation of financial instruments requires the Company to make estimates and judgments that affect the fair value of the instruments.

Cash and cash equivalents, cash in escrows, accounts receivable, other assets, accounts payable, accrued interest payable, accrued expenses and other liabilities, except for interest rate swaps, are all carried at their face amounts, which approximate their fair values due to their relatively short-term nature and high probability of realization.

The Company determined the fair value of its mortgage notes payable, unsecured term loans, unsecured senior notes and unsecured line of credit facility using a discounted future cash flow technique that incorporates observable market-based inputs, including a market interest yield curve with adjustments for duration, loan to value (level 2 inputs), and risk profile (level 3 inputs).  In determining the market interest yield curve, the Company considered its BBB credit rating (level 2 inputs).  The Company has determined that the significant inputs used in this model are

HOME PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

6                 FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

Financial Instruments Not Carried at Fair Value (continued)

observable in active markets, therefore considers the valuation classified in level 2 of the fair value hierarchy.  At June 30, 2013 and December 31, 2012, the fair value of the Company’s total debt, consisting of the mortgage notes, unsecured term loans, unsecured senior notes and unsecured line of credit, amounted to a liability of $2,764,196 and $2,968,865, respectively, compared to its carrying amount of $2,662,517 and $2,777,527, respectively.

7                 DERIVATIVE AND HEDGING ACTIVITIES

Risk Management Objective of Using Derivatives

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements.  To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy.  Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.  The Company does not utilize these arrangements for trading or speculative purposes.

Cash Flow Hedges of Interest Rate Risk

On July 19, 2012, the Company entered into interest rate swap agreements that effectively convert the one-month LIBOR portion of a $250,000 five-year variable rate unsecured term loan, due on December 8, 2016, from a variable rate of one-month LIBOR plus a spread of 1.00% to 2.00% based on the Company’s leverage ratio to a fixed rate of 0.685% plus the applicable spread.

As of June 30, 2013, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Interest Rate Derivative	Notional Amount	Fixed Interest Rate	Variable Interest Rate	Maturity Date
Interest rate swap	$150,000	0.6800%	One-month LIBOR	December 8, 2016
Interest rate swap	$100,000	0.6925%	One-month LIBOR	December 8, 2016

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the balance sheets as of June 30, 2013 and December 31, 2012:

Fair Value of Derivative Instruments
	Asset Derivatives			Liability Derivatives
	Balance	Fair Value at		Balance	Fair Value at
	Sheet Location	6/30/2013	12/31/2012	Sheet Location	6/30/2013	12/31/2012
Interest Rate Swap	Other Assets	$1,694	$-	Other Liabilities	$-	$(1,296)

HOME PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

7                 DERIVATIVE AND HEDGING ACTIVITIES (continued)

Cash Flow Hedges of Interest Rate Risk (continued)

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in accumulated other comprehensive income and are subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.  During 2013 and 2012, such derivatives were used to hedge the variable cash flows associated with certain variable-rate debt.  The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings.  During the three and six months ended June 30, 2013, the Company did not record any hedge ineffectiveness.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt.  The Company estimates that an additional $1,007 will be reclassified from accumulated other comprehensive income as an increase to interest expense over the next twelve months.

The table below details the location in the financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges for the three and six months ended June 30, 2013 and 2012, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Amount of gain (loss) recognized in accumulated other comprehensive income on interest rate derivatives (effective portion)	$2,502	$-	$2,442	$-

Amount of gain (loss) reclassified from accumulated other comprehensive income into income as interest expense (effective portion)	$(275)	$-	$(547)	$-

Amount of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	$-	$-	$-	$-

Disclosure of Offsetting Derivatives

As of June 30, 2013 and December 31, 2012, the gross amount of derivative assets classified on the balance sheet in other assets was $1,694 and $0, respectively.  As of June 30, 2013 and December 31, 2012, the gross amount of derivative liabilities classified on the balance sheet in accrued expenses and other liabilities was $0 and $1,296, respectively.  The Company does not have any derivative instruments offset on the balance sheet or subject to master netting arrangements or similar agreements.

Credit-risk-related Contingent Features

The Company is exposed to credit risk in the event of non-performance by the counterparties to the swaps.  The Company minimizes this risk exposure by limiting counterparties to major banks who meet established credit and capital guidelines.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

7                 DERIVATIVE AND HEDGING ACTIVITIES (continued)

Credit-risk-related Contingent Features (continued)

As of June 30, 2013, the Company had no derivatives in a net liability position, has not posted any collateral related to these agreements and was not in breach of any agreement provisions.

8                 STOCKHOLDERS' EQUITY

At-The-Market Equity Offering Programs

On September 17, 2010, the Company initiated an At-The-Market (“ATM”) equity offering program through which it was authorized to sell up to 3,600,000 shares of common stock from time to time in ATM offerings or negotiated transactions.  There were no shares issued from this program during 2010 or during the fourth quarter of 2011.  The following summarizes issuances of common stock from this program since inception through the completion of the program on May 11, 2012:

Period	Number of Shares Sold	Gross Proceeds	Net Proceeds	Average Sales Price
First quarter 2011	841,000	$47,524	$46,572	$56.51
Second quarter 2011	1,485,707	90,102	88,299	60.65
Third quarter 2011	877,400	56,542	55,273	64.44
First quarter 2012	188,393	11,156	10,897	59.22
Second quarter 2012	207,500	13,224	12,957	63.73
Total	3,600,000	$218,548	$213,998	$60.71

On May 14, 2012, the Company initiated another ATM equity offering program through which it is authorized to sell up to 4,400,000 shares of common stock from time to time in ATM offerings or negotiated transactions. The following summarizes issuances of common stock from this program since inception through June 30, 2013:

Period	Number of Shares Sold	Gross Proceeds	Net Proceeds	Average Sales Price
Second quarter 2012	698,599	$42,528	$41,617	$60.88
Third quarter 2012	1,262,125	80,303	78,682	63.63
Fourth quarter 2012	10,100	628	609	62.18
First quarter 2013	407,296	25,855	25,282	63.48
Second quarter 2013	52,113	3,322	3,246	63.75
Total	2,430,233	$152,636	$149,436	$62.81

As of June 30, 2013, 1,969,767 shares remain available under this ATM program.

The Company used the net proceeds from the ATM offerings primarily for general corporate purposes including acquisitions, development and redevelopment of apartment communities.

Dividends and Distributions

On May 24, 2013, the Company paid a dividend in the amount of $0.70 per share of common stock to stockholders of record and a distribution of $0.70 per UPREIT Unit to unitholders of record as of the close of business on May 14, 2013.

HOME PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

8                 STOCKHOLDERS' EQUITY (continued)

Stock-based Compensation

The Company’s Board of Directors has approved a performance-based equity program for administering awards under the Company’s 2011 Stock Benefit Plan for the executive officers (the “2011 Executive Performance-Based Equity Program”).  It is a subplan of the 2011 Stock Benefit Plan, approved by the stockholders at their 2011 Annual Meeting.  On January 2, 2013, awards in connection with the 2011 Executive Performance-Based Equity Program, with an estimated fair value of $3,653, were granted to executive officers of the Company.  Awards are in the form of restricted stock units with a service condition and three market conditions.  The measurement period for these awards began on January 1, 2013 and will end on December 31, 2015.  Expense attributed to the awards will be recognized based on the underlying vesting conditions of the awards, which substantially vest during the measurement period, taking into account retirement eligibility.  During the three and six months ended June 30, 2013, the Company recognized stock-based compensation expense of $170 and $2,818, respectively, for the January 2, 2013 awards.

On May 7, 2013, the Company granted awards of stock options and restricted stock under the 2011 Plan.  Stock options and restricted stock with an estimated fair value of $492 and $2,312 respectively, were granted to eligible employees of the Company and restricted stock with an estimated fair value of $500 was granted to directors.  The Company recognizes stock-based compensation cost as expense ratably on a straight-line basis over the requisite service period.  In determining the service period, the Company considers service requirements, the vesting period and retirement eligibility of the grantee.  During the three months ended June 30, 2013, the Company recognized stock-based compensation expense of $111 and $334 related to the May 7, 2013 stock options and restricted stock grants, respectively.

Earnings Per Share

Basic earnings per share ("EPS") is computed as net income attributable to common stockholders divided by the weighted average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock-based compensation (using the treasury stock method).  The exchange of an UPREIT Unit for a share of common stock has no effect on diluted EPS as unitholders and stockholders effectively share equally in the net income of the Operating Partnership.

HOME PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

8                 STOCKHOLDERS' EQUITY (continued)

Earnings Per Share (continued)

The reconciliation of basic and diluted earnings per share for the three and six months ended June 30, 2013 and 2012 is as follows:

	Three Months		Six Months
	2013	2012	2013	2012
Numerator:
Income from continuing operations	$27,695	$14,685	$50,098	$31,528
Less: Income from continuing operations attributable to noncontrolling interest	(4,584)	(2,617)	(8,339)	(5,663)
Income from continuing operations attributable to common stockholders	$23,111	$12,068	$41,759	$25,865

Discontinued operations	$4,704	$2,019	$44,627	$3,962
Less: Discontinued operations attributable to noncontrolling interest	(779)	(360)	(7,470)	(712)
Discontinued operations attributable to common stockholders	$3,925	$1,659	$37,157	$3,250

Denominator:
Basic weighted average number of common shares outstanding	52,299,385	49,026,424	51,954,626	48,694,439
Effect of dilutive stock options	514,318	576,127	527,372	564,309
Effect of restricted shares and restricted stock units	108,252	76,194	99,453	69,106
Diluted weighted average number of common shares outstanding	52,921,955	49,678,745	52,581,451	49,327,854

Earnings per common share:
Basic earnings per share:
Income from continuing operations	$0.44	$0.25	$0.80	$0.53
Discontinued operations	0.08	0.03	0.72	0.07
Net income attributable to common stockholders	$0.52	$0.28	$1.52	$0.60

Diluted earnings per share:
Income from continuing operations	$0.44	$0.25	$0.79	$0.52
Discontinued operations	0.07	0.03	0.71	0.07
Net income attributable to common stockholders	$0.51	$0.28	$1.50	$0.59

Unexercised stock options to purchase 418,169 and 386,609 shares of the Company's common stock for the three months ended June 30, 2013 and 2012, respectively, and 402,389 and 392,609 shares of the Company's common stock for the six months ended June 30, 2013 and 2012, respectively, were not included in the computations of diluted EPS because the effects would be antidilutive.

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

The revenues and net operating income for each of the reportable segments are summarized as follows for the three and six months ended June 30, 2013 and 2012:

	Three Months		Six Months
	2013	2012	2013	2012
Revenues:
Core properties	$154,884	$149,353	$309,572	$298,507
Non-core properties	12,084	5,442	23,699	8,973
Reconciling items	215	21	464	30
Total revenues	$167,183	$154,816	$333,735	$307,510
Net operating income:
Core properties	$99,429	$95,304	$196,510	$187,367
Non-core properties	7,890	3,474	15,318	5,596
Reconciling items	215	21	464	30
Net operating income, including reconciling items	107,534	98,799	212,292	192,993
General and administrative expenses	(7,337)	(11,037)	(16,420)	(19,350)
Interest expense	(29,264)	(30,504)	(59,887)	(60,892)
Depreciation and amortization	(43,222)	(39,880)	(85,855)	(78,513)
Other expenses	(16)	(2,693)	(32)	(2,710)
Income from continuing operations	$27,695	$14,685	$50,098	$31,528

The assets for each of the reportable segments are summarized as follows as of June 30, 2013 and December 31, 2012:

Assets	2013	2012
Apartment communities
Core properties	$3,728,780	$3,754,000
Non-core properties	587,203	592,386
Reconciling items	80,253	105,106
Total assets	$4,396,236	$4,451,492

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

Included in discontinued operations for the three and six months ended June 30, 2013 are the operating results of three apartment communities sold in separate transactions during the six months ended June 30, 2013 (the “2013 Disposed Communities”).  Included in discontinued operations for the three and six months ended June 30, 2012 are the operating results of six apartment communities sold in separate transactions during the year ended December 31, 2012 (“2012 Disposed Communities”) and the 2013 Disposed Communities.  For purposes of the discontinued operations presentation, the Company only includes interest expense and losses from early extinguishment of debt associated with specific mortgage indebtedness of the properties that are sold or held for sale.

A summary of 2013 community dispositions is as follows:

Apartment Community	Region	Date Sold	Number of Units	Sales Price	Gain on Sale
South Bay Manor	Long Island	3/14/2013	61	$11,100	$5,222
Falkland Chase (1)	Washington, D.C.	3/29/2013	450	98,000	36,511
Castle Club	Philadelphia	4/10/2013	158	15,000	3,307
			669	$124,100	$45,040

(1)       An additional gain of $1,350, which was deferred at March 31, 2013 pending certain approvals, was recorded in the second quarter 2013 upon the obtaining of the approvals and release of the proceeds held in escrow.

The results of discontinued operations are summarized for the three and six months ended June 30, 2013 and 2012 as follows:

	Three Months		Six Months
	2013	2012	2013	2012
Revenues:
Rental income	$57	$6,898	$2,512	$13,786
Property other income	66	647	351	1,382
Total revenues	123	7,545	2,863	15,168
Expenses:
Operating and maintenance	63	2,710	952	5,482
Interest expense (1)	1	1,025	1,741	2,162
Depreciation and amortization	-	1,791	547	3,562
Total expenses	64	5,526	3,240	11,206
Income (loss) from discontinued operations	59	2,019	(377)	3,962
Gain on disposition of property	4,645	-	45,004	-
Discontinued operations	$4,704	$2,019	$44,627	$3,962

(1)             Includes debt extinguishment costs and other one-time costs of $1,416 incurred as a result of repaying property specific debt triggered upon sale for the six months ended June 30, 2013.

HOME PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

11          COMMITMENTS AND CONTINGENCIES

Letters of Credit

As of June 30, 2013, the Company had issued $5,319 in letters of credit, which were provided under the Company's $275,000 unsecured Credit Agreement.  The letters of credit were required to be issued under certain construction projects, workers’ compensation and health insurance policies.

Debt Covenants

The unsecured notes payable and unsecured Credit Agreement require the Company to maintain certain financial ratios and measurements including a limitation on outstanding indebtedness and a minimum interest coverage ratio. The Company was in compliance with these financial ratios for all periods presented.

Included in the Company's consolidated balance sheet at June 30, 2013 and December 31, 2012 are assets of its subsidiary Home Properties Fair Oaks, LLC, owner of The Courts at Fair Oaks, Fairfax County, VA, that are pledged as collateral for specific indebtedness and are not available to satisfy any other obligations of the Company.

Tax Protection Obligations

In connection with various UPREIT transactions, the Company agreed to maintain certain levels of nonrecourse debt for a period of 7 to 10 years associated with the contributed properties acquired.  In addition, the Company restricted its ability to sell certain contributed properties (8% of the owned portfolio at June 30, 2013) for a contract period of 7 to 10 years except through a tax deferred Internal Revenue Code Section 1031 like-kind exchange.  The remaining terms on the levels of nonrecourse debt and sale restrictions range from 7 months to 4 years.

Limited Partnership

For periods before October 13, 2010, the Company, through its general partnership interest in an affordable property limited partnership, had guaranteed certain low income housing tax credits to limited partners in this partnership through 2015 totaling approximately $3,000.  The Company’s general partner interest in this entity was sold on October 13, 2010.  The tax credit guarantee was reduced to a $3,000 secondary guarantee.  As of June 30, 2013, there were no known conditions that would make such payments necessary relating to the secondary tax credit guarantee; therefore, no liability has been recorded in the financial statements.

Contingencies

The Company is not a party to any legal proceedings that are expected to have a material adverse effect on the Company's liquidity, financial position or results of operations.  The Company is subject to a variety of legal actions for personal injury or property damage arising in the ordinary course of its business, most of which are covered by liability insurance. Various claims of employment and resident discrimination are also periodically brought, most of which also are covered by insurance.  While the resolution of these matters cannot be predicted with certainty, management believes that the final outcome of such legal proceedings and claims will not have a material adverse effect on the Company's liquidity, financial position or results of operations.

HOME PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

12          SUBSEQUENT EVENTS

Public Equity Offering Program

On July 9, 2013, the Company issued a prospectus supplement offering 4,427,500 shares of its common stock at a price of $63.00 per share, including 577,500 shares issued pursuant to the exercise in full of an underwriters’ option to purchase additional shares.  Net proceeds were approximately $267,600 after underwriting discounts, commissions and offering expenses and were used to pay off the $25,000 unsecured term loan and the line of credit which was carrying previous mortgage payoffs of $154,000 and property acquisitions, net of disposition proceeds and ATM proceeds, of $70,500.  All of the 4,427,500 shares offered were purchased and subsequently delivered on July 12, 2013.

Dividends and Distributions

On July 30, 2013, the Board of Directors declared a dividend of $0.70 per share on the Company’s common stock and approved a distribution of $0.70 per UPREIT Unit for the quarter ended June 30, 2013.  The dividend and distribution are payable August 23, 2013, to stockholders and unitholders of record on August 13, 2013.

HOME PROPERTIES, INC.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the accompanying consolidated financial statements and notes thereto.

Forward-Looking Statements

This discussion contains forward-looking statements.  Historical results and percentage relationships set forth in the consolidated financial statements, including trends which might appear, should not be taken as indicative of future operations.  The Company considers portions of the information to be "forward-looking statements" within the meaning of Section 27A of the Securities Exchange Act of 1933 and Section 21E of the Securities Exchange Act of 1934, both as amended, with respect to the Company's expectations for future periods.  Some examples of forward-looking statements include statements related to acquisitions (including any related pro forma financial information), future capital expenditures, potential development and redevelopment opportunities, projected costs and rental rates for development and redevelopment projects, financing sources and availability, and the effects of environmental and other regulations.  Although the Company believes that the expectations reflected in those forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be achieved.  Factors that may cause actual results to differ include general economic and local real estate conditions, the weather and other conditions that might affect operating expenses, the timely completion of repositioning activities and development within anticipated budgets, the actual pace of future development, acquisitions and sales, and continued access to capital to fund growth.  For this purpose, any statements contained in this Form 10-Q that are not statements of historical fact should be considered to be forward-looking statements.  Some of the words used to identify forward-looking statements include "believes", "anticipates", "plans", "expects", "seeks", "estimates", "intends", and any other similar expressions.  Readers should exercise caution in interpreting and relying on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond the Company's control and could materially affect the Company's actual results, performance or achievements.

Liquidity and Capital Resources

General

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

In 2000, the Company obtained an investment grade rating from Fitch, Inc.  The rating in effect at June 30, 2013 is a corporate credit rating of "BBB" (Triple B), which was reaffirmed on June 25, 2013.

Liquidity and Capital Resources (continued)

Cash Flow Summary

The Company’s cash flow activities for the six months ended June 30, 2013 and 2012, respectively, are summarized as follows (in millions):

	2013	2012
Net cash provided by operating activities	$151	$133
Net cash used in investing activities	(2)	(395)
Net cash provided by (used in) financing activities	(161)	265

The Company's net cash flow from operating activities was $151 million in the first six months of 2013 compared to $133 million in the first six months of 2012.  The $18 million increase was primarily due to more profitable operations and the full period impact of properties acquired during 2012, as more fully described under the heading  “Results of Operations” below.

Cash used in investing activities was $2 million during 2013.  Cash used in investing activities was $395 million in 2012.  The cash outflow for a purchase of a land parcel for development was $28 million in 2013 including predevelopment and closing costs of $1 million, which is further described under the heading “Development” below.  Cash outflows for capital improvements to properties including redevelopment were $63 million in 2013 compared to $75 million in 2012.  The investments in both periods reflect management’s strategy to continually reposition and perform selective rehabilitation in markets that are able to support rent increases.  Cash outflows for additions to construction in progress were consistent between periods with $33 million expended in 2013 as compared to $30 million in 2012.  Proceeds from the disposition of properties during 2013 were $121 million.  Current year dispositions are further described under the heading “Dispositions” below.  During the second quarter, 2012, the Company had cash outflows of $290 million for the purchase of three properties with a total 2,018 units.

Net cash used in financing activities totaled $161 million in 2013.  Cash flows from the sale of common stock under the ATM offerings of $28 million and proceeds from stock option exercises of $14 million combined with line of credit proceeds of $79 million and proceeds from unsecured notes payable of $25 million during the period were used for payoff of mortgages of $201 million, scheduled payments of mortgages of $17 million, and distributions paid to stockholders and UPREIT unitholders of $87 million.  Net cash provided by financing activities totaled $265 million in 2012.  Cash flows from the sale of common stock under the ATM offerings of $65 million and proceeds from stock option exercises of $7 million combined with line of credit proceeds of $172 million and proceeds from unsecured notes payable of $150 million during the period were used for payoff of mortgages of $33 million, scheduled payments of mortgages of $18 million, and distributions paid to stockholders and UPREIT unitholders of $78 million.

Unsecured Line of Credit

As of June 30, 2013, the Company had a $275 million unsecured line of credit agreement with M&T Bank and U.S. Bank National Association, as joint lead banks, and nine other participating commercial banks, with an initial maturity date of December 8, 2015 and a one-year extension at the Company’s option.  The Company had $241 million outstanding under the credit facility as of June 30, 2013.  The line of credit agreement provides the ability to issue up to $20 million in letters of credit.  While the issuance of letters of credit does not increase the borrowings outstanding under the line of credit, it does reduce the amount available.  At June 30, 2013, the Company had outstanding letters of credit of $5.3 million resulting in the amount available on the credit facility of $28.7 million.  Borrowings under the line of credit bear interest at a variable rate based on LIBOR, plus a spread from 1.00% to 2.00% based on the Company’s leverage ratio.  As of June 30, 2013, based on the Company’s leverage ratio, the spread was 1.15%, and the one-month LIBOR was 0.25%; resulting in an effective rate of 1.40% for the Company.

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

Liquidity and Capital Resources (continued)

Unsecured Term Loans

On December 9, 2011, the Company entered into a $250 million five-year unsecured term loan with M&T Bank as lead bank, and ten other participating lenders.  The term loan generated net proceeds of $248 million, after fees and closing costs, which were used to pay off an unsecured term loan, purchase an unencumbered property and acquire land for future development. The loan bears monthly interest at a variable rate based on LIBOR, plus a spread from 1.00% to 2.00% based on the Company’s leverage ratio.  On July 19, 2012, the Company entered into interest rate swap agreements with major financial institutions that effectively convert the variable LIBOR portion of this loan to a fixed rate of 0.685%.  As of June 30, 2013, based on the Company’s leverage ratio, the spread was 1.15%, and the swapped one-month LIBOR was 0.685%; resulting in an effective rate of 1.84% for the Company.

On June 28, 2013, the Company entered into an unsecured loan agreement with M&T Bank. The note matures on September 30, 2013, has a maximum principal amount of $75 million, with monthly interest at a variable rate based on LIBOR, plus a spread from 1.00% to 2.00% based on the Company’s leverage ratio.  As of June 30, 2013, based on the Company’s leverage ratio, the spread was 1.15%, and the one-month LIBOR was 0.25%; resulting in an effective rate of 1.40% for the Company.  Proceeds from this term loan were utilized to partially fund the repayment of secured debt.  As of June 30, 2013, the Company had $25 million outstanding on the note and the amount available to borrow on the note was $50 million.

The loans have covenants that align with the unsecured line of credit facility.

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

Indebtedness

As of June 30, 2013, the weighted average interest rate on the Company's total indebtedness of $2.7 billion was 4.33% with staggered maturities ranging from 3 months to 15.5 years and averaging approximately 4.5 years.  Approximately 84% of total indebtedness is at fixed rates, including the $250 million unsecured term loan subject to interest rate swap agreements.  This limits the exposure to changes in interest rates, minimizing the effect of interest rate fluctuations on the Company's results of operations and cash flows.

Unencumbered Assets

The value of the unencumbered asset pool was increased to 44% as of June 30, 2013 compared to 38% at the end of 2012.  Higher levels of unsecured assets add borrowing flexibility because more capacity is available for unsecured debt under the terms of the Company's unsecured line of credit agreement, and/or for the issuance of additional unsecured senior notes.  It also permits the Company to place secured financing on unencumbered assets if desired.

Liquidity and Capital Resources (continued)

UPREIT Units

The Company believes that the issuance of UPREIT Units for property acquisitions will continue to be a potential source of capital for the Company.  During 2012 and continuing through June 30, 2013, there were no UPREIT Units issued for property acquisitions.

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

At-the-Market Equity Offering Programs

On September 17, 2010, the Company initiated an "At-the-Market" ("ATM") equity offering program through which it was authorized to sell up to 3.6 million shares of common stock from time to time in ATM offerings or negotiated transactions.  From September 2010 through completion of the offering in May 2012, the Company issued 3.6 million shares of common stock at an average price per share of $60.71, for aggregate gross proceeds of $218.5 million and aggregate net proceeds of $214.0 million after deducting commissions and other transaction costs of $4.5 million.

On May 14, 2012, the Company filed a prospectus supplement with respect to another ATM equity offering program, with similar terms and conditions as the September 2010 program, through which it is authorized to sell up to 4.4 million shares of common stock, from time to time in ATM offerings or negotiated transactions.  As of June 30, 2013, the Company issued 2,430,233 shares of common stock at an average price per share of $62.81, for aggregate gross proceeds of $152.6 million and aggregate net proceeds of $149.4 million after deducting commissions and other transaction costs of $3.2 million and approximately 2.0 million shares remain available.

The Company used the net proceeds from the ATM offerings primarily for general corporate purposes including acquisitions, development and redevelopment of apartment communities.

Public Equity Offering Program

On July 9, 2013, the Company issued a prospectus supplement offering 4.4 million shares of its common stock at a price of $63.00 per share, including 0.6 million shares issued pursuant to the exercise in full of an underwriters’ option to purchase additional shares.  Net proceeds were approximately $267.6 million after underwriting discounts, commissions and offering expenses.  All of the 4.4 million shares offered were purchased and subsequently delivered on July 12, 2013.  The net proceeds were used to pay off the $25 million unsecured term loan and the line of credit which was carrying previous mortgage payoffs of $154 million and property acquisitions, net of disposition proceeds and ATM proceeds, of $70.5 million.

Liquidity and Capital Resources (continued)

Dividend Reinvestment and Direct Stock Purchase Plan ("DRIP")

The Company's DRIP provides the stockholders of the Company an opportunity to automatically invest their cash dividends in additional shares of common stock.  In addition, eligible participants may make monthly payments or other voluntary cash investments in shares of common stock.  The maximum monthly investment permitted without prior Company approval is currently $10,000.  The Company can meet share demand under the DRIP through stock repurchases by the transfer agent in the open market on the Company's behalf or new stock issuances.  Management monitors the relationship between the Company's stock price and its estimated net asset value ("NAV").  During times when the difference between these two values is small, resulting in little dilution of NAV by common stock issuances, the Company can choose to issue new shares.  At times when the gap between NAV and stock price is greater, the Company has the flexibility to satisfy the demand for DRIP shares with stock repurchased by the transfer agent in the open market.  In addition, the Company can issue waivers to DRIP participants to provide for investments in excess of the $10,000 maximum monthly investment.  No such waivers were granted during 2012 or 2013.

Stock Repurchase Program

The Company has a stock repurchase program, approved by its Board of Directors (the “Board”), under which it may repurchase shares of its common stock or UPREIT Units (the "Company Program").  The shares and units may be repurchased through open market or privately negotiated transactions at the discretion of Company management.  The Board's action did not establish a target stock price or a specific timetable for repurchase.  There were no repurchases under the Company Program during 2012 and through June 30, 2013.  The remaining authorization level as of June 30, 2013 is 2.3 million shares and UPREIT Units, collectively.  The Company will continue to monitor stock prices relative to the NAV to determine the current best use of capital among our major uses of capital: stock buybacks, debt paydown to increase the pool of unencumbered properties, acquisitions, rehabilitation and redevelopment of existing properties and development of new properties.

Dispositions

On March 14, 2013, the Company sold an apartment community located in the Long Island region with a total of 61 units for $11.1 million. A gain on sale of $5.2 million was recorded in the first quarter related to this sale.

On March 29, 2013, the Company sold an apartment community located in the Washington, D.C. region with a total of 450 units for $98.0 million.  A gain on sale of $35.2 million was recorded in the first quarter related to this sale.  An additional gain of $1.35 million, which was deferred at March 31, 2013 pending certain approvals, was recorded in the second quarter 2013 upon obtaining of the approvals and the release of the proceeds held in escrow, for a total gain of $36.5 million.

On April 10, 2013, the Company sold an apartment community located in the Philadelphia region with a total of 158 units for $15.0 million. A gain on sale of $3.3 million was recorded in the second quarter related to this sale.

Development

Current Development Projects

Eleven55 Ripley, a 379 unit high rise development consisting of two buildings, a 21 story high-rise and a 5 story mid-rise, is located in Silver Spring, Maryland.  Construction commenced in the fourth quarter of 2011, and is expected to continue through 2014 with initial occupancy in the fourth quarter of 2013.  The construction in progress for this development was $85.6 million as of June 30, 2013 and the total estimated cost is $111 million.

Development (continued)

The Courts at Spring Mill Station, a 385 unit development consisting of two buildings, being built in a combination donut/podium style, is located in Conshohocken, Pennsylvania.  Construction commenced in the second quarter of 2012, and is expected to continue through 2014 with initial occupancy in the first quarter of 2014.  The construction in progress for this development was $30.4 million as of June 30, 2013 and the total estimated cost is $89 million.

During the first quarter of 2013, the Company purchased a land parcel located in Tysons Corner, Virginia within a development known as Arbor Row.  This project, referred to as Westpark Tysons, involves development in two phases of a residential community with wood-framed mid-rise and concrete high-rise buildings containing a combined 694 units.  Construction may begin as early as the first half of 2014 with a total projected cost of $232 million.  The construction in progress for this development, consisting primarily of land value, was $31.8 million as of June 30, 2013.

Redevelopment

The Company has one project under redevelopment.  Arbor Park, located in Alexandria, Virginia, has 851 garden apartments in fifty-two buildings built in 1967.  The Company plans to extensively renovate all of the units over several years on a building by building basis.  As of June 30, 2013, there were three buildings with 42 units under renovation and thirty-two buildings with 517 units completed and 473 units occupied.  As of June 30, 2013, rents in the renovated units were averaging $1,674 compared to $1,368 for the existing non-renovated units.  The Company has incurred costs of $19 million for the renovation as of June 30, 2013, which is included in buildings, improvements and equipment.  The entire project is expected to be completed in 2015 for a total estimated cost of $30 million.

Contractual Obligations and Other Commitments

The primary obligations of the Company relate to its borrowings under the unsecured line of credit, unsecured notes and mortgage notes.  The Company’s line of credit matures in December 2015 (not including a one-year extension at the option of the Company), and had $241 million in loans and letters of credit totaling $5.3 million outstanding at June 30, 2013.  The $475 million in unsecured notes have maturities ranging from approximately 3 months to 8.5 years.  The $1.9 billion in mortgage notes payable have varying maturities ranging from 4 months to 15.5 years.  The weighted average interest rate of the Company's secured debt was 5.02% at June 30, 2013.  The weighted average rate of interest on the Company’s total indebtedness of $2.7 billion at June 30, 2013 was 4.33%.

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

The Company estimates, that on an annual basis, $848 per apartment unit is spent on recurring capital expenditures.  During the three months ended June 30, 2013 and 2012, approximately $212 per apartment unit was estimated to be spent on recurring capital expenditures.  For the six months ended June 30, 2013 and 2012, approximately $424 per apartment unit was estimated to be spent on recurring capital expenditures.

Capital Improvements (continued)

The table below summarizes the actual total capital improvements incurred by major categories for the three and six months ended June 30, 2013 and 2012 and an estimate of the breakdown of total capital improvements by major categories between recurring, and non-recurring revenue generating, capital improvements for the three and six months ended June 30, 2013 as follows:

	For the three months ended June 30,
	2013						2012
			Non-		Total		Total
	Recurring	Per	Recurring	Per	Capital	Per	Capital	Per
	Cap Ex	Unit(a)	Cap Ex	Unit(a)	Improvements	Unit(a)	Improvements	Unit(a)
New buildings	$-	$-	$76	$2	$76	$2	$540	$14
Major building improvements	1,326	32	5,039	123	6,365	155	7,137	182
Roof replacements	377	9	1,240	30	1,617	39	1,555	40
Site improvements	612	15	3,620	89	4,232	104	5,716	146
Apartment upgrades	1,447	35	8,555	210	10,002	245	12,977	331
Appliances	1,664	41	-	-	1,664	41	1,930	49
Carpeting, flooring	2,224	55	1,091	27	3,315	82	3,520	90
HVAC, mechanicals	796	20	4,595	113	5,391	133	3,490	89
Miscellaneous	204	5	781	19	985	24	1,356	35

Totals	$8,650	$212	$24,977	$613	$33,647	$825	$38,221	$976

(a)       Calculated using the weighted average number of apartment units, including 38,784 core units, and 2012 acquisition units of 2,018 for the three months ended June 30, 2013; and 38,784 core units, and 2012 acquisition units of 390 for the three months ended June 30, 2012.

	For the six months ended June 30,
	2013						2012
			Non-		Total		Total
	Recurring	Per	Recurring	Per	Capital	Per	Capital	Per
	Cap Ex	Unit(a)	Cap Ex	Unit(a)	Improvements	Unit(a)	Improvements	Unit(a)
New buildings	$-	$-	$153	$4	$153	$4	$700	$18
Major building improvements	2,652	65	8,310	204	10,962	269	10,164	261
Roof replacements	755	19	1,310	32	2,065	51	1,994	51
Site improvements	1,224	30	3,916	96	5,140	126	8,161	209
Apartment upgrades	3,133	77	15,068	369	18,201	446	24,433	627
Appliances	3,089	76	6	-	3,095	76	3,782	97
Carpeting, flooring	4,447	108	1,463	36	5,910	144	6,766	174
HVAC, mechanicals	1,591	39	6,054	148	7,645	187	6,577	169
Miscellaneous	408	10	1,702	42	2,110	52	2,571	66

Totals	$17,299	$424	$37,982	$931	$55,281	$1,355	$65,148	$1,672

(a)     Calculated using the weighted average number of apartment units, including 38,784 core units, and 2012 acquisition units of 2,018 for the six months ended June 30, 2013; and 38,784 core units, and 2012 acquisition units of 195 for the six months ended June 30, 2012.

Capital Improvements (continued)

The schedule below summarizes the breakdown of total capital improvements between core and non-core as follows:

	For the three months ended June 30,
	2013						2012
			Non-		Total		Total
	Recurring	Per	Recurring	Per	Capital	Per	Capital	Per
	Cap Ex	Unit(a)	Cap Ex	Unit(a)	Improvements	Unit(a)	Improvements	Unit(a)
Core Communities	$8,222	$212	$23,788	$613	$32,010	$825	$38,183	$985
2012 Acquisition Communities	428	212	1,209	599	1,637	811	38	97
Sub-total	8,650	212	24,997	613	33,647	825	38,221	976
2013 Disposed Communities	-	-	-	-	-	-	512	765
2012 Disposed Communities	-	-	-	-	-	-	858	538
Corporate office expenditures(b)	-	-	-	-	855	-	761	-

Totals	$8,650	$212	$24,997	$613	$34,502	$825	$40,352	$955

(a)     Calculated using the weighted average number of apartment units, including 38,784 core units, and 2012 acquisition units of 2,018 for the three months ended June 30, 2013; and 38,784 core units, 2012 acquisition units of 390, 2012 disposed units of 1,596, and 2013 disposed units of 669 for the three months ended June 30, 2012.

(b)    No distinction is made between recurring and non-recurring expenditures for corporate office.  Corporate office expenditures include principally computer hardware, software, office furniture, fixtures and leasehold improvements.  Corporate office expenditures are excluded from per unit figures.

	For the six months ended June 30,
	2013						2012
			Non-		Total		Total
	Recurring	Per	Recurring	Per	Capital	Per	Capital	Per
	Cap Ex	Unit(a)	Cap Ex	Unit(a)	Improvements	Unit(a)	Improvements	Unit(a)
Core Communities	$16,443	$424	$35,892	$925	$52,335	$1,349	$65,110	$1,679
2012 Acquisition Communities	856	424	2,090	1,036	2,946	1,460	38	195
Sub-total	17,299	424	37,982	931	55,281	1,355	65,148	1,672
2013 Disposed Communities	63	191	-	-	63	191	710	1,061
2012 Disposed Communities	-	-	-	-	-	-	1,321	828
Corporate office expenditures(b)	-	-	-	-	1,166	-	1,559	-

Totals	$17,362	$424	$37,982	$931	$56,510	$1,345	$68,738	$1,629

(a)     Calculated using the weighted average number of apartment units, including 38,784 core units, 2012 acquisition units of 2,018, and 2013 disposed units of 331 for the six months ended June 30, 2013; and 38,784 core units, 2012 acquisition units of 195, 2012 disposed units of 1,596, and 2013 disposed units of 669 for the six months ended June 30, 2012.

(b)    No distinction is made between recurring and non-recurring expenditures for corporate office.  Corporate office expenditures include principally computer hardware, software, office furniture, fixtures and leasehold improvements.  Corporate office expenditures are excluded from per unit figures.

Results of Operations (dollars in thousands, except unit and per unit data)

Net operating income ("NOI") falls within the definition of "non-GAAP financial measure" set forth in Item 10(e) of Regulation S-K and, as a result, the Company is required to include in this report a statement disclosing the reasons why management believes that presentation of this measure provides useful information to investors.  The Company believes that NOI is helpful to investors as a supplemental measure of the operating performance of a real estate company because it is a direct measure of the actual operating results of the Company's apartment communities.  In addition, the apartment communities are valued and sold in the market by using a multiple of NOI.  The Company uses this measure to compare its performance to that of its peer group.  For a reconciliation of NOI to income from continuing operations, please refer to Note 9 to Consolidated Financial Statements of this Form 10-Q.

Summary of Core Properties

The Company had 113 apartment communities with 38,784 units which were owned during the three and six months ended June 30, 2013 and 2012 (the "Core Properties").  The Company has one property with 851 units undergoing significant renovations that began in 2011; therefore, the operating results for 2013 are not comparable to 2012 due to those units being taken out of service during the redevelopment period (the “Redevelopment Property”).  The Company acquired three apartment communities with 2,018 units and had another 314 units become available to rent at one development community during 2012 (the "Acquisition Communities").  The inclusion of these acquired and developed communities generally accounted for the significant changes in operating results for the three and six months ended June 30, 2013 as compared to the operating results for the three and six months ended June 30, 2012.

A summary of the net operating income for Core Properties is as follows:

	Three Months				Six Months
	2013	2012	$ Change	% Change	2013	2012	$ Change	% Change
Rent	$142,514	$138,102	$4,412	3.2%	$283,358	$273,217	$10,141	3.7%
Utility recovery revenue	5,246	4,663	583	12.5%	12,445	11,780	665	5.6%
Rent including recoveries	147,760	142,765	4,995	3.5%	295,803	284,997	10,806	3.8%
Property other income	7,124	6,588	536	8.1%	13,769	13,510	259	1.9%
Total revenue	154,884	149,353	5,531	3.7%	309,572	298,507	11,065	3.7%
Operating and maintenance	(55,455)	(54,049)	(1,406)	(2.6%)	(113,062)	(111,140)	(1,922)	(1.7%)
Net operating income	$99,429	$95,304	$4,125	4.3%	$196,510	$187,367	$9,143	4.9%

A summary of the net operating income for the Company as a whole is as follows:

	Three Months				Six Months
	2013	2012	$ Change	% Change	2013	2012	$ Change	% Change
Rent	$153,762	$143,128	$10,634	7.4%	$305,452	$281,435	$24,017	8.5%
Utility recovery revenue	5,618	4,827	791	16.4%	13,207	12,070	1,137	9.4%
Rent including recoveries	159,380	147,955	11,425	7.7%	318,659	293,505	25,154	8.6%
Property other income	7,588	6,840	748	10.9%	14,612	13,975	637	4.6%
Total revenue	166,968	154,795	12,173	7.9%	333,271	307,480	25,791	8.4%
Operating and maintenance	(59,649)	(56,017)	(3,632)	(6.5%)	(121,443)	(114,517)	(6,926)	(6.0%)
Net operating income	$107,319	$98,778	$8,541	8.6%	$211,828	$192,963	$18,865	9.8%

Results of Operations (continued)

Comparison of three months ended June 30, 2013 to the same period in 2012

Of the $10,634 increase in rental income, $5,990 is attributable to the Acquisition Communities and $232 is attributable to the Redevelopment Property.  The balance, an increase of $4,412, relates to a 3.2% increase from the Core Properties as the result of an increase of 3.4% in weighted average rental rates from $1,247 to $1,289 per apartment unit, partially offset by a 0.2% decrease in economic occupancy from 95.2% to 95.0%.  Economic occupancy is defined as total possible rental income, net of vacancy and bad debt expense, as a percentage of total possible rental income.  Total possible rental income is determined by valuing occupied units at contract rents and vacant units at market rents.  Of the $791 increase in utility recovery revenue, $583 is attributable to the Core Properties and $208 is attributable to the Acquisition Communities and Redevelopment Property.  The higher Core Properties utility recovery revenue is primarily a result of higher energy consumption in the 2013 period compared to the unseasonably warm weather experienced during the 2012 period.

Property other income, which consists primarily of income from operation of laundry facilities, late charges, administrative fees, garage and carport rentals, revenue from corporate apartments, cable revenue, pet charges, and miscellaneous charges to residents, increased by $748.  Of the increase, $536 is attributable to the Core Properties, and $212 is attributable to the Acquisition Communities and Redevelopment Property.  The increase in Core Properties is primarily from increases in laundry, cable revenue, renters insurance fees, pet charges, corporate rent, commercial rent, late charges, remarketing fees, and other miscellaneous charges.

Of the $3,632 increase in operating and maintenance expenses, $2,148 is attributable to the Acquisition Communities, $78 is attributable to the Redevelopment Property and $1,406 is attributable to the Core Properties.  The increase in Core Properties is primarily due to increases in natural gas heating costs and real estate taxes, partially offset by lower property insurance costs.

Natural gas heating costs were up $313, or 14.6%, from a year ago due to a significant increase in consumption due to our markets experiencing more normal temperatures in 2013, compared to the warmest spring on record in 2012, which was partially offset by lower commodity rates in the 2013 period.  For the second quarter 2013, our natural gas weighted average cost, including transportation of $3.00 per decatherm, was $7.75 per decatherm, compared to $8.30 per decatherm for the 2012 period, a 6.6% decrease.

Real estate taxes were up $972, or 6.7%, primarily due to annual tax assessment increases some of which are triggered by our investments in apartment upgrades and repositioning.  The Company continues to challenge tax assessments on existing properties and apply for tax incentive programs for newly developed properties where appropriate.

Property insurance decreased $381, or 24.1%, primarily due to a one-time insurance reimbursement of $288 in 2013.  Without the impact of this reimbursement, insurance decreased $93, or 5.9%, reflecting favorable close-outs of prior year self insured general liability claims.

General and administrative expenses decreased in 2013 by $3,700, or 33.5%.  General and administrative expenses as a percentage of total revenues were 4.4% for 2013 as compared to 6.8% for 2012.  Stock-based compensation costs recognized during 2013 were down $3,899, or 62%, of which $3,480 was due to the 2012 period including restricted stock and stock option grants to executives, which did not occur in 2013 as the executive equity compensation switched primarily to a three year performance restricted stock unit program in 2012.

Interest expense decreased by $1,240, or 4.1%, in 2013 primarily as a result of paying off $170,000 in maturing loans on several Core Properties over the past year and only one 2012 Acquisition Community acquired with assumed secured mortgage debt of $7,284.  In addition, the overall weighted average interest rate decreased to 4.33% at June 30, 2013 as compared to 4.42% at June 30, 2012.  Refer to the information under the heading “Liquidity and Capital Resources” above for specific discussion of debt transactions impacting the average rate and overall interest expense.

Depreciation and amortization expense increased $3,342, or 8.4%, due to the depreciation on the Acquisition Communities and the capital additions to the Core Properties and Redevelopment Property.

Results of Operations (continued)

Other expenses of $16 in 2013 and $2,693 in 2012 are property acquisition costs of the Acquisition Communities.  The 2012 costs, which are primarily transfer taxes and title fees, represent 0.90% of the total purchase price of the 2012 Acquisition Communities.

Comparison of six months ended June 30, 2013 to the same period in 2012

Of the $24,017 increase in rental income, $13,543 is attributable to the Acquisition Communities and $333 is attributable to the Redevelopment Property.  The balance, an increase of $10,141, relates to a 3.7% increase from the Core Properties as the result of an increase of 3.4% in weighted average rental rates from $1,242 to $1,283 per apartment unit, and by a 0.4% increase in economic occupancy from 94.5% to 94.9%.  Of the $1,137 increase in utility recovery revenue, $665 is attributable to the Core Properties and $472 is attributable to the Acquisition Communities and Redevelopment Property.  The higher Core Properties utility recovery revenue is due to higher energy consumption in the 2013 period compared to the unseasonably warm weather experienced during the 2012 period and increased water & sewer cost recovery from residents.

Property other income, which consists primarily of income from operation of laundry facilities, late charges, administrative fees, garage and carport rentals, revenue from corporate apartments, cable revenue, pet charges, and miscellaneous charges to residents, increased by $637.  Of the increase, $259 is attributable to the Core Properties, and $378 is attributable to the Acquisition Communities and Redevelopment Property.  The increase in Core Properties is primarily from increases in renters insurance fees, pet charges, corporate apartments, late charges and damages; partially offset by a decrease in cable revenue due to the 2012 period containing nonrecurring items as a result of signing new enhanced contracts with cable providers.

Of the $6,926 increase in operating and maintenance expenses, $4,912 is attributable to the Acquisition Communities, $92 is attributable to the Redevelopment Property and $1,922 is attributable to the Core Properties.  The increase in Core Properties is primarily due to increases in natural gas heating costs, personnel expense, real estate taxes and snow removal costs; partially offset by lower property insurance.

Natural gas heating costs were up $547, or 6.8%, from a year ago due to a significant increase in consumption due to our markets experiencing normal temperatures during 2013 compared to the warmest spring on record in 2012, which was partially offset by lower commodity rates.  For 2013, our natural gas weighted average cost, including transportation of $3.00 per decatherm, was $7.83 per decatherm, compared to $8.50 per decatherm for the 2012 period, a 7.9% decrease.

Personnel costs were up $1,195, or 4.7%, primarily due to the favorable impact in 2012 of $1,208 in non-recurring reductions to health insurance and workers’ compensation insurance costs realized that were the result of a change in estimate in required self insurance reserves influenced by the success of the Company’s safety in the workplace initiatives and settlement of prior year claims earlier in their life cycle, compared to a reduction of $118 for 2013.  Without the impacts of the favorable insurance reserve reductions, personnel costs increased $105, or 0.4%.

Real estate taxes were up $1,940, or 6.7%, primarily due to annual tax assessment increases some of which are triggered by our investments in apartment upgrades and repositioning.  The Company continues to challenge tax assessments on existing properties and apply for tax incentive programs for newly developed properties where appropriate.

Snow removal costs were up $634, or 220%, which is a direct reflection of the record mild winter experienced in the 2012 period and the return to a normal winter in 2013.

Property insurance decreased $1,586, or 40.9%, partially due to lower self insured losses in 2013 compared to a charge of $675 in 2012 relating to a fire at one of the Company’s communities and a $288 one-time insurance reimbursement.  The remaining $623 decrease is due primarily to favorable close-outs of prior year self insured general liability claims.

Results of Operations (continued)

General and administrative expenses decreased in 2013 by $2,930, or 15.1%.  General and administrative expenses as a percentage of total revenues were 4.9% for 2013 as compared to 6.0% for 2012.  Stock-based compensation costs recognized during 2013 were down $2,963, or 31.1%, of which $3,307 was due to the 2012 period including restricted stock and stock option grants to executives, which did not occur in 2013 as the executive equity compensation switched primarily to a three year performance restricted stock unit program in 2012.  The cost of the performance based equity program was $730 higher in 2013 due primarily to executives at, or near retirement age being expensed immediately or over a one year shorter period in 2013.

Interest expense decreased by $1,005, or 1.7%, in 2013 primarily as a result of paying off $170,000 in maturing loans on several Core Properties over the past year and only one 2012 Acquisition Community was acquired with assumed secured mortgage debt of $7,284.  In addition, the overall weighted average interest rate decreased to 4.33% at June 30, 2013 as compared to 4.42% at June 30, 2012.  Refer to the information under the heading “Liquidity and Capital Resources” above for specific discussion of debt transactions impacting the average rate and overall interest expense.

Depreciation and amortization expense increased $7,342, or 9.4%, due to the depreciation on the Acquisition Communities and the capital additions to the Core Properties and Redevelopment Property.

Other expenses of $32 in 2013 and $2,710 in 2012 are property acquisition costs of the Acquisition Communities.  The 2012 costs, which are primarily transfer taxes and title fees, represent 0.91% of the total purchase price of the 2012 Acquisition Communities.

Funds From Operations

Pursuant to the updated guidance for Funds From Operations ("FFO") provided by the Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT"), FFO is defined as net income (computed in accordance with accounting principles generally accepted in the United States of America ("GAAP")) excluding gains or losses from sales of property, impairment write-downs of depreciable real estate, noncontrolling interest, extraordinary items and cumulative effect of change in accounting principle plus depreciation from real property including adjustments for unconsolidated partnerships and joint ventures less dividends from non-convertible preferred shares.  Because of the limitations of the FFO definition as published by NAREIT as set forth above, the Company has made certain interpretations in applying the definition.  The Company believes all adjustments not specifically provided for are consistent with the definition.

In addition to presenting FFO in accordance with the NAREIT definition, we also disclose FFO after a specific and defined supplemental adjustment to exclude losses from early extinguishments of debt associated with the sales of real estate ("FFO as adjusted").  The adjustment to exclude losses from early extinguishments of debt results when the sale of real estate encumbered by debt requires us to pay the extinguishment and other one-time costs prior to the debt's stated maturity and to write-off unamortized loan costs at the date of the extinguishment.  Such costs are excluded from the gains on sales of real estate reported in accordance with GAAP.  However, we view the losses from early extinguishments of debt associated with the sales of real estate as an incremental cost of the sale transactions because we extinguished the debt in connection with the consummation of the sale transactions and we had no intent to extinguish the debt absent such transactions.  We believe that this supplemental adjustment more appropriately reflects the results of our operations exclusive of the impact of our sale transactions.

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

Funds From Operations (continued)

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

FFO, and FFO as adjusted, fall within the definition of "non-GAAP financial measure" set forth in Item 10(e) of Regulation S-K and as a result the Company is required to include in this report a statement disclosing the reasons why management believes that presentation of this measure provides useful information to investors.  Management believes that in order to facilitate a clear understanding of the combined historical operating results of the Company, FFO, and FFO as adjusted, should be considered in conjunction with net income as presented in the consolidated financial statements included herein.  Management believes that by excluding gains or losses related to dispositions of property and excluding real estate depreciation (which can vary among owners of similar assets in similar condition based on historical cost accounting and useful life estimates), FFO, and FFO as adjusted, can help one compare the operating performance of a company's real estate between periods or as compared to different companies.  In addition, FFO as adjusted ties the losses on early extinguishment of debt to the real estate which was sold triggering the extinguishment.  The Company also uses these measures to compare its performance to that of its peer group.

The calculation of FFO, and FFO as adjusted, and reconciliation to GAAP net income attributable to common stockholders for the three and six months ended June 30, 2013 and 2012 are presented below (in thousands):

	Three Months		Six Months
	2013	2012	2013	2012
Net income attributable to common stockholders	$27,036	$13,727	$78,916	$29,115
Real property depreciation and amortization	42,695	40,920	85,360	80,579
Noncontrolling interest	5,363	2,977	15,809	6,375
Gain on disposition of property	(4,645)	-	(45,004)	-
FFO – Basic and Diluted, as defined by NAREIT	70,449	57,624	135,081	116,069
Loss from early extinguishment of debt in connection with sale of real estate	-	-	1,416	-
FFO – Basic and Diluted, as adjusted by the Company	$70,449	$57,624	$136,497	$116,069
Weighted average common shares/units outstanding (1):
Basic	62,695.4	59,676.5	62,366.2	59,371.0
Diluted	63,318.0	60,328.8	62,993.0	60,004.4

(1)    Basic includes common stock outstanding plus UPREIT Units which can be converted into shares of common stock.  Diluted includes additional common stock equivalents.

All REITs may not be using the same definition for FFO.  Accordingly, the above presentation may not be comparable to other similarly titled measures of FFO of other REITs.

Covenants

The unsecured notes payable agreements and Credit Agreement provide for the Company to maintain certain financial ratios and measurements including a limitation on outstanding indebtedness and a minimum interest coverage ratio. The Company was in compliance with these financial covenants for all periods presented.

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

Dividends and Distributions

On July 30, 2013, the Board of Directors declared a dividend of $0.70 per share on the Company’s common stock and approved a distribution of $0.70 per UPREIT Unit for the quarter ended June 30, 2013.  This is the equivalent of an annual dividend/distribution of $2.80 per share/unit.  The dividend and distribution are payable August 23, 2013, to stockholders and unitholders of record on August 13, 2013.

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

ITEM 3.                          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's primary market risk exposure is interest rate risk.  The Company’s debt is summarized as follows:

	June 30, 2013				December 31, 2012
	Amount (Millions)	Weighted- Average Maturity Years	Weighted- Average Interest Rate	Percent of Total	Amount (Millions)	Weighted- Average Maturity Years	Weighted- Average Interest Rate	Percent of Total
Fixed rate
secured debt	$1,775	4.85	5.22%	66.7%	$1,967	4.94	5.30%	70.8%
Variable rate
secured debt	171	3.23	2.94%	6.4%	198	5.48	2.77%	7.1%
Fixed rate
unsecured debt(a)	450	4.80	3.04%	17.8%	450	5.30	3.12%	16.2%
Variable rate
unsecured debt	266	2.23	1.40%	9.1%	163	2.94	1.55%	5.9%

Total	$2,662	4.48	4.33%	100.0%	$2,778	4.92	4.55%	100.0%

(a)       Includes $250 million of variable rate debt that the one-month LIBOR was swapped to a fixed rate of 0.685% at June 30, 2013 and December 31, 2012.

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

On July 19, 2012, the Company entered into interest rate swap agreements that effectively convert the one-month LIBOR portion of a $250 million five-year variable rate unsecured term loan, due on December 8, 2016, from a variable rate of one-month LIBOR plus a spread of 1.00% to 2.00% based on the Company’s leverage ratio to a fixed rate of 0.685% plus the applicable spread.  The Company is exposed to credit risk in the event of non-performance by the counterparties to the swaps.  The Company minimizes this risk exposure by limiting counterparties to major banks who meet established credit and capital guidelines.

At June 30, 2013 and December 31, 2012, the fair value of the Company's total debt, including the unsecured notes payable and line of credit, amounted to a liability of $2.76 billion and $2.97 billion, respectively, compared to its carrying amount of $2.66 billion and $2.78 billion, respectively.  The Company estimates that a 100 basis point increase in market interest rates at June 30, 2013 would have changed the fair value of the Company's total debt to a liability of $2.66 billion and would result in $4.4 million higher interest expense on the variable rate debt on an annualized basis.

The Company intends to continuously monitor and actively manage interest costs on its variable rate debt portfolio and may enter into swap positions based upon market fluctuations.  Accordingly, the cost of obtaining such interest rate protection agreements in relation to the Company's access to capital markets will continue to be evaluated.  The Company has not, and does not plan to, enter into any derivative financial instruments for trading or speculative purposes.  In addition, the Company believes that it has the ability to obtain funds through additional debt and equity offerings and the issuance of UPREIT Units.  As of June 30, 2013, the Company had no other material exposure to market risk.

ITEM 4.                          CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports filed or submitted by the Company under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the officers who certify the Company's financial reports and to the other members of senior management and the Board.

The principal executive officer and principal financial officer evaluated, as of June 30, 2013, the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) and have determined that such disclosure controls and procedures are effective.

There have been no changes in the internal controls over financial reporting identified in connection with that evaluation, or that occurred during the second quarter of the year ending December 31, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.                          LEGAL PROCEEDINGS

None.

ITEM 1A.                 RISK FACTORS

Refer to the Risk Factors disclosure in the Company’s Form 10-K for the year ended December 31, 2012.  There have been no material changes in these risk factors during the six months ended June 30, 2013 and through the date of this report.

ITEM 2.                          UNREGISTERED SALES OF EQUITY SECURITIES; USE OF PROCEEDS FROM REGISTERED SECURITIES

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

The Company has a stock repurchase program, approved by its Board of Directors (the “Board”), under which it may repurchase shares of its common stock or UPREIT Units (the "Company Program").  The shares and units may be repurchased through open market or privately negotiated transactions at the discretion of Company management.  The Board's action did not establish a specific target stock price or a specific timetable for share repurchase.  At June 30, 2013, the Company had authorization to repurchase 2,291,160 shares of common stock and UPREIT Units under the Company Program.  During the six months ended June 30, 2013, the Company did not repurchase any shares under the Company Program.

Participants in the Company's Stock Benefit Plan can use common stock of the Company that they already own to pay: 1) all or a portion of the exercise price payable to the Company upon the exercise of an option; and, 2) the taxes associated with the vesting of restricted stock and stock option exercises.  In such event, the common stock used to pay the exercise price or taxes is returned to authorized but unissued status, and for purposes of this table is deemed to have been repurchased by the Company, but does not represent repurchases under the Company Program.

The following table summarizes the total number of shares (units) repurchased by the Company during the quarter ended June 30, 2013:

	Total	Average	Maximum shares/units
	shares/units	price per	available under the
Period	Purchased (1)(2)	share/unit	Company Program
Balance March 31, 2013:			2,291,160
April 2013	-	$-	2,291,160
May 2013	41,253	65.73	2,291,160
June 2013	1,127	63.99	2,291,160
Balance June 30, 2013:	42,380	$65.68	2,291,160

(1)       4,242 shares of common stock already owned by option holders were used by those holders to pay the exercise price associated with their option exercise; and 37,455 shares of common stock already owned by restricted stock award holders were used by those holders to pay the taxes associated with their award vesting.

(2)       The Company repurchased 683 shares of common stock through share repurchases by the transfer agent in the open market in connection with the Company’s 401(k) Savings Plan employee deferral and Company matching elections.

ITEM 3.                          DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                          MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.                          OTHER INFORMATION

None.

ITEM 6.                          EXHIBITS

1.1	Underwriting Agreement, dated July 9, 2013 (incorporated by reference to the Form 8-K filed by Home Properties, Inc. on July 9, 2013)
31.1	Section 302 Certification of Chief Executive Officer*
31.2	Section 302 Certification of Chief Financial Officer*
32.1	Section 906 Certification of Chief Executive Officer**
32.2	Section 906 Certification of Chief Financial Officer**
101

XBRL (eXtensible Business Reporting Language). The following materials from the Home Properties, Inc. Quarterly Report on Form 10-Q for the period ended June 30, 2013, formatted in XBRL: (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of comprehensive income, (iv) consolidated statements of equity, (v) consolidated statements of cash flows and (vi) notes to consolidated financial statements.  As provided in Rule 406T of Regulation S-T, this information is filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934. *

    *                             Filed herewith

  **                            Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOME PROPERTIES, INC.
(Registrant)

Date:	August 2, 2013

By:	/s/ Edward J. Pettinella
Edward J. Pettinella
President and Chief Executive Officer

Date:	August 2, 2013

By:	/s/ David P. Gardner
David P. Gardner
Executive Vice President and
Chief Financial Officer