Form 10-Q
period 2013-09-30
HOME PROPERTIES INC
filed 2013-11-01
CIK 923118

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding at October 25, 2013
$.01 par value	56,889,163

HOME PROPERTIES, INC.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

HOME PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2013 AND DECEMBER 31, 2012

 (Dollars in thousands, except per share data)

(Unaudited)

	September 30, 2013	December 31, 2012
ASSETS
Real estate:
Land	$780,156	$791,604
Construction in progress	163,534	83,241
Buildings, improvements and equipment	4,599,949	4,580,381
	5,543,639	5,455,226
Less: accumulated depreciation	(1,213,528)	(1,108,840)
Real estate, net	4,330,111	4,346,386
Cash and cash equivalents	11,024	21,092
Cash in escrows	24,929	26,971
Accounts receivable, net	11,900	13,406
Prepaid expenses	22,973	19,504
Deferred charges, net	12,750	13,429
Other assets	7,198	10,704

Total assets	$4,420,885	$4,451,492

LIABILITIES AND EQUITY
Mortgage notes payable	$1,879,090	$2,165,027
Unsecured notes payable	450,000	450,000
Unsecured line of credit	106,500	162,500
Accounts payable	25,547	22,691
Accrued interest payable	10,754	9,974
Accrued expenses and other liabilities	31,703	33,887
Security deposits	18,531	19,146
Total liabilities	2,522,125	2,863,225
Commitments and contingencies
Equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $0.01 par value; 80,000,000 shares authorized; 56,888,256 and 51,508,142 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	569	515
Excess stock, $0.01 par value; 10,000,000 shares authorized; no shares issued or outstanding	-	-
Additional paid-in capital	2,003,800	1,709,919
Distributions in excess of accumulated earnings	(397,179)	(388,397)
Accumulated other comprehensive income (loss)	395	(1,069)
Total common stockholders’ equity	1,607,585	1,320,968
Noncontrolling interest	291,175	267,299
Total equity	1,898,760	1,588,267

Total liabilities and equity	$4,420,885	$4,451,492

The accompanying notes are an integral part of these consolidated financial statements.

HOME PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Revenues:
Rental income	$154,100	$149,562	$459,552	$430,997
Property other income	12,506	12,171	40,325	38,216
Other income	207	32	671	63
Total revenues	166,813	161,765	500,548	469,276

Expenses:
Operating and maintenance	58,855	57,726	180,298	172,243
General and administrative	6,152	8,018	22,572	27,367
Interest	28,161	31,874	88,048	92,766
Depreciation and amortization	44,005	41,720	129,860	120,234
Other expenses	16	15	48	2,726
Total expenses	137,189	139,353	420,826	415,336

Income from continuing operations	29,624	22,412	79,722	53,940

Discontinued operations:
Income (loss) from discontinued operations	-	2,010	(377)	5,972
Gain on disposition of property	-	19,667	45,004	19,667
Discontinued operations	-	21,677	44,627	25,639

Net income	29,624	44,089	124,349	79,579

Net income attributable to noncontrolling interest	(4,586)	(7,676)	(20,395)	(14,051)
Net income attributable to common stockholders	$25,038	$36,413	$103,954	$65,528

Basic earnings per share:
Income from continuing operations	$0.44	$0.37	$1.25	$0.90
Discontinued operations	-	0.35	0.70	0.43
Net income attributable to common stockholders	$0.44	$0.72	$1.95	$1.33

Diluted earnings per share:
Income from continuing operations	$0.44	$0.36	$1.23	$0.89
Discontinued operations	-	0.35	0.69	0.42
Net income attributable to common stockholders	$0.44	$0.71	$1.92	$1.31

Weighted average number of shares outstanding:
Basic	56,370,122	50,255,152	53,444,202	49,218,703
Diluted	56,943,806	50,934,153	54,051,510	49,848,429

The accompanying notes are an integral part of these consolidated financial statements.

HOME PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012

Net income	$29,624	$44,089	$124,349	$79,579
Other comprehensive income (loss):
Unrealized gain (loss) on interest rate swap agreements	(1,219)	(1,468)	1,770	(1,468)
Other comprehensive income (loss)	(1,219)	(1,468)	1,770	(1,468)

Comprehensive income	28,405	42,621	126,119	78,111

Net income attributable to noncontrolling interest	(4,586)	(7,676)	(20,395)	(14,051)

Other comprehensive (income) loss attributable to noncontrolling interest	189	256	(306)	256
Comprehensive income attributable to common stockholders	$24,008	$35,201	$105,418	$64,316

The accompanying notes are an integral part of these consolidated financial statements.

HOME PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND THE YEAR ENDED DECEMBER 31, 2012

(Dollars in thousands)

(Unaudited)

				Distributions	Accumulated
			Additional	in Excess of	Other	Non-
	Common Stock		Paid-In	Accumulated	Comprehensive	controlling
	Shares	Amount	Capital	Earnings	Income (Loss)	Interest	Total
Balance, January 1, 2012	48,321,305	$483	$1,545,563	$(392,378)	$0	$255,976	$1,409,644
Net income	-	-	-	135,302	-	28,320	163,622
Unrealized gain (loss) on interest rate swap agreements	-	-	-	-	(1,069)	(227)	(1,296)
Issuance of common stock, net	2,966,742	30	165,938	-	-	-	165,968
Stock-based compensation	4,199	-	13,923	-	-	-	13,923
Repurchase of common stock	(68,284)	(1)	(4,244)	-	-	-	(4,245)
Conversion of UPREIT Units for common stock	284,180	3	6,896	-	-	(6,899)	0
Adjustment of noncontrolling interest	-	-	(18,157)	-	-	18,157	0
Dividends and distributions paid	-	-	-	(131,321)	-	(28,028)	(159,349)
Balance, December 31, 2012	51,508,142	$515	$1,709,919	$(388,397)	$(1,069)	$267,299	$1,588,267
Net income	-	-	-	103,954	-	20,395	124,349
Unrealized gain (loss) on interest rate swap agreements	-	-	-	-	1,464	306	1,770
Issuance of common stock, net	886,400	9	46,584	-	-	-	46,593
Issuance of common stock through public offering, net	4,427,500	44	267,589	-	-	-	267,633
Stock-based compensation	3,137	-	7,788	-	-	-	7,788
Repurchase of common stock	(47,460)	-	(3,075)	-	-	-	(3,075)
Conversion of UPREIT Units for common stock	110,537	1	2,865	-	-	(2,866)	0
Adjustment of noncontrolling interest	-	-	(27,870)	-	-	27,870	0
Dividends and distributions paid	-	-	-	(112,736)	-	(21,829)	(134,565)
Balance, September 30, 2013	56,888,256	$569	$2,003,800	$(397,179)	$395	$291,175	$1,898,760

The accompanying notes are an integral part of these consolidated financial statements.

HOME PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

(Dollars in thousands)

(Unaudited)

	2013	2012
Cash flows from operating activities:
Net income	$124,349	$79,579
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	133,097	128,030
Gain on disposition of property	(45,004)	(19,667)
Stock-based compensation	7,788	12,214
Changes in assets and liabilities:
Cash in escrows, net	613	(1,194)
Other assets	(3,287)	(9,401)
Accounts payable and accrued liabilities	2,027	8,025
Total adjustments	95,234	118,007
Net cash provided by operating activities	219,583	197,586

Cash flows from investing activities:
Purchase of properties, net of mortgage notes assumed	-	(289,759)
Purchase of land for development	(28,088)	-
Capital improvements to properties including redevelopment	(107,848)	(120,511)
Additions to construction in progress	(47,971)	(39,324)
Additions to predevelopment	(375)	(440)
Proceeds from sale of properties, net	120,644	40,080
Withdrawals from (additions to) cash held in escrow, net	1,428	(40,050)
Net cash used in investing activities	(62,210)	(450,004)

Cash flows from financing activities:
Proceeds from sale of common stock, net	46,593	159,891
Proceeds from issuance of common stock through public offering, net	267,633	-
Repurchase of common stock	(3,075)	(4,186)
Scheduled payments of mortgage notes payable	(25,777)	(26,829)
Payoff mortgage notes payable	(260,160)	(32,863)
Proceeds from unsecured notes payable	25,000	150,000
Payments of unsecured notes payable	(25,000)	-
Proceeds from unsecured line of credit	565,000	407,500
Payments on unsecured line of credit	(621,000)	(282,000)
Payments of deferred loan costs	(2,090)	(356)
Additions to cash held in escrow, net	-	(358)
Dividends and distributions paid	(134,565)	(118,483)
Net cash provided by (used in) financing activities	(167,441)	252,316

Net decrease in cash and cash equivalents	(10,068)	(102)
Cash and cash equivalents:
Beginning of year	21,092	8,297
End of period	$11,024	$8,195

Supplemental disclosure:
Interest capitalized	$5,208	$3,267
Supplemental disclosure of non-cash investing and financing activities:
Mortgage loan assumed associated with property acquisition	-	7,284
Exchange of UPREIT Units for common stock	2,866	3,538
Transfers of construction in progress to land and buildings, improvements and equipment	117	42,388
Additions to properties and construction in progress included in accounts payable	6,503	10,910

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

The Company conducts its business through Home Properties, L.P. (the “Operating Partnership”), a New York limited partnership.  As of September 30, 2013, the Company owned and operated 118 apartment communities with 41,967 apartments.

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

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and its ownership of 84.7% of the limited partnership units in the Operating Partnership (“UPREIT Units”) at September 30, 2013 (83.2% at December 31, 2012).  The remaining 15.3% is included as noncontrolling interest in these consolidated financial statements at September 30, 2013 (16.8% at December 31, 2012).  The Company periodically adjusts the carrying value of noncontrolling interest to reflect its share of the book value of the Operating Partnership.  Such adjustments are recorded to additional paid in capital as a reallocation of noncontrolling interest in the accompanying consolidated statements of equity.  The Company owns a 1.0% general partner interest in the Operating Partnership and the remainder indirectly as a limited partner through its wholly owned subsidiary, Home Properties I, LLC, which owns 100% of Home Properties Trust, which is the limited partner.  Home Properties Trust was formed in September 1997, as a Maryland real estate trust and as a qualified REIT subsidiary (“QRS”), and owns the Company’s share of the limited partner interests in the Operating Partnership.

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

3                 DEVELOPMENT

Development

During the fourth quarter of 2011, the Company started construction on Eleven55 Ripley, located in Silver Spring, Maryland, consisting of two buildings, a 21 story high-rise and a 5 story mid-rise, for a total of 379 apartment units.  Construction is expected to be completed in the first half of 2014 with initial occupancy in the fourth quarter of 2013.  The construction in progress for this development was $94,144 as of September 30, 2013.

During the second quarter of 2012, the Company started construction on The Courts at Spring Mill Station, located in Conshohocken, Pennsylvania, a suburb of Philadelphia. The mid-rise project, consisting of two buildings, will have a total of 385 apartment units.  Construction is expected to be completed in the second half of 2014 with initial occupancy in the first quarter of 2014.  The construction in progress for this development was $36,565 as of September 30, 2013.

During the first quarter of 2013, the Company purchased a land parcel located in Tysons Corner, Virginia.  The Company intends to develop approximately 694 units in a residential community on this entitled parcel for approximately $232,000.  The construction in progress for this development, consisting primarily of land value, was $32,825 as of September 30, 2013.

Redevelopment

The Company has one project under redevelopment.  Arbor Park, located in Alexandria, Virginia, has 851 garden apartments in fifty-two buildings built in 1967.  The Company plans to extensively renovate all of the units over several years on a building by building basis.  As of September 30, 2013, there was one building with 36 units under renovation and thirty-five buildings with 559 units completed and 528 of those units occupied.  As of September 30, 2013, the Company has incurred costs of $20,084 for the renovation which is included in buildings, improvements and equipment.  The entire project is expected to be completed in 2015.

HOME PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

4                 UNSECURED NOTES PAYABLE

Unsecured Term Loans

In December 2011, the Company entered into a five-year unsecured term loan for $250,000 with M&T Bank as lead bank, and ten other participating lenders, which was set to mature on December 8, 2016.  On August 19, 2013, the Company amended the loan agreement to extend the maturity date to August 18, 2018.  No other changes were made to the terms of the unsecured term loan.  The loan bears monthly interest at a variable rate based on LIBOR, plus a spread from 1.00% to 2.00% based on the Company’s leverage ratio.  On July 19, 2012, the Company entered into interest rate swap agreements that effectively convert the variable LIBOR portion of this loan to a fixed rate of 0.685%, as more fully described in Note 7.  As of September 30, 2013, based on the Company’s leverage ratio, the spread was 1.15%, and the one-month LIBOR was swapped at 0.685%; resulting in an effective rate of 1.84% for the Company.  The unsecured term loan has covenants that align with the unsecured line of credit facility described in Note 5.  The Company was in compliance with these financial covenants for all periods presented.

On June 28, 2013, the Company entered into an unsecured loan agreement with M&T Bank with a September 30, 2013 maturity date.  The note had a maximum principal amount of $75,000, with monthly interest at a variable rate based on LIBOR, plus a spread from 1.00% to 2.00% based on the Company’s leverage ratio.  On June 28, 2013, the Company borrowed $25,000 which was repaid in its entirety on July 12, 2013.  Proceeds from this term loan were utilized to partially fund the repayment of secured debt.  On August 19, 2013, the loan commitment was terminated in connection with an amendment to the unsecured line of credit, as more fully described in Note 5.

Unsecured Senior Notes

In December 2011, the Company issued $150,000 of unsecured senior notes.  The notes were offered in a private placement in two series: Series A: $90,000 with a seven-year term due December 19, 2018 at a fixed interest rate of 4.46% (“Series A”); and, Series B: $60,000 with a ten-year term due December 19, 2021 at a fixed interest rate of 5.00% (“Series B”).

On June 27, 2012, the Company issued another private placement note in the amount of $50,000 with a seven-year term, a fixed interest rate of 4.16% and a June 27, 2019 due date.

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

HOME PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

5                 UNSECURED LINE OF CREDIT

On August 19, 2013, the Company entered into a First Amendment to the Amended and Restated Credit Agreement (the  “Credit Agreement”), which provides for a $450,000 revolving credit facility with an initial maturity date of August 18, 2017 and a one-year extension at the Company’s option.  The Credit Agreement amended the Company’s prior $275,000 facility, which was scheduled to expire on December 8, 2015, not including a one-year extension at the Company’s option.  The Credit Agreement is with M&T Bank and U.S. Bank National Association as joint lead arrangers, M&T Bank as administrative agent and nine other commercial banks as participants.  The Company had $106,500 outstanding under the credit facility as of September 30, 2013.  Borrowings under the line of credit bear interest at a variable rate based on LIBOR, plus a spread from 1.00% to 2.00% based on the Company’s leverage ratio.  As of September 30, 2013, based on the Company’s leverage ratio, the spread was 1.15%, and the one-month LIBOR was 0.19%; resulting in an effective rate of 1.34% for the Company.

The Credit Agreement requires the Company to maintain certain financial ratios and measurements including a limitation on outstanding indebtedness and a minimum interest coverage ratio.  The Company was in compliance with these financial covenants for all periods presented.

The Credit Agreement also provides the ability to issue up to $20,000 in letters of credit.  While the issuance of letters of credit does not increase borrowings outstanding under the line of credit, it does reduce the amount available.  At September 30, 2013, the Company had outstanding letters of credit of $5,319 and the amount available on the credit facility was $338,181.

6                 FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial Instruments Carried at Fair Value

The fair value of interest rate swaps, which are more fully described in Note 7, are determined using the market standard of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts).  The variable cash payments (or receipts) are based on an expectation of future interest rate forward curves derived from observable market interest rate curves (level 2 inputs, as defined by the authoritative guidance).  The Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements.  The Company has determined that the significant inputs used in this model are observable in active markets, therefore considers the interest rate swap asset valuation of $474 at September 30, 2013 classified in level 2 of the fair value hierarchy.

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

(Dollars in thousands, except per share data)

(Unaudited)

6                 FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

Financial Instruments Not Carried at Fair Value (continued)

The Company determined the fair value of its mortgage notes payable, unsecured term loan, unsecured senior notes and unsecured line of credit facility using a discounted future cash flow technique that incorporates observable market-based inputs, including a market interest yield curve with adjustments for duration, loan to value (level 2 inputs), and risk profile (level 3 inputs).  In determining the market interest yield curve, the Company considered its BBB credit rating (level 2 inputs).  The Company has determined that the significant inputs used in this model are observable in active markets, therefore considers the valuation classified in level 2 of the fair value hierarchy.  At September 30, 2013 and December 31, 2012, the fair value of the Company’s total debt, consisting of the mortgage notes, unsecured term loans, unsecured senior notes and unsecured line of credit, amounted to a liability of $2,555,030 and $2,968,865, respectively, compared to its carrying amount of $2,435,590 and $2,777,527, respectively.

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

Cash Flow Hedges of Interest Rate Risk

On July 19, 2012, the Company entered into interest rate swap agreements that effectively convert the one-month LIBOR portion of a $250,000 five-year variable rate unsecured term loan, due on December 8, 2016, from a variable rate of one-month LIBOR plus a spread of 1.00% to 2.00% based on the Company’s leverage ratio to a fixed rate of 0.685% plus the applicable spread.  As further described in Note 4, the $250,000 unsecured term loan was amended to extend the maturity date to August 18, 2018.  The Company has not entered into any additional interest rate swap agreements for the period of December 9, 2016 through August 18, 2018.

As of September 30, 2013, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Interest Rate Derivative	Notional Amount	Fixed Interest Rate	Variable Interest Rate	Maturity Date
Interest rate swap	$150,000	0.6800%	One-month LIBOR	December 8, 2016
Interest rate swap	$100,000	0.6925%	One-month LIBOR	December 8, 2016

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the balance sheets as of September 30, 2013 and December 31, 2012:

Fair Value of Derivative Instruments
	Asset Derivatives			Liability Derivatives
	Balance	Fair Value at		Balance	Fair Value at
	Sheet Location	9/30/2013	12/31/2012	Sheet Location	9/30/2013	12/31/2012
Interest Rate Swap	Other Assets	$474	$-	Other Liabilities	$-	$(1,296)

HOME PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

7                 DERIVATIVE AND HEDGING ACTIVITIES (continued)

Cash Flow Hedges of Interest Rate Risk (continued)

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in accumulated other comprehensive income and are subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.  During 2013 and 2012, such derivatives were used to hedge the variable cash flows associated with certain variable-rate debt.  The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings.  During the three and nine months ended September 30, 2013 and 2012, the Company did not record any hedge ineffectiveness.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt.  The Company estimates that an additional $1,112 will be reclassified from accumulated other comprehensive income as an increase to interest expense over the next twelve months.

The table below details the location in the financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges for the three and nine months ended September 30, 2013 and 2012, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Amount of gain (loss) recognized in accumulated other comprehensive income on interest rate derivatives (effective portion)	$(1,519)	$(1,616)	$923	$(1,616)
Amount of gain (loss) reclassified from accumulated other comprehensive income into income as interest expense (effective portion)	$(300)	$(148)	$(847)	$(148)
Amount of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	$-	$-	$-	$-

Disclosure of Offsetting Derivatives

As of September 30, 2013 and December 31, 2012, the gross amount of derivative assets classified on the balance sheet in other assets was $474 and $0, respectively.  As of September 30, 2013 and December 31, 2012, the gross amount of derivative liabilities classified on the balance sheet in accrued expenses and other liabilities was $0 and $1,296, respectively.  The Company does not have any derivative instruments offset on the balance sheet or subject to master netting arrangements or similar agreements.

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

As of September 30, 2013, the Company had no derivatives in a net liability position, has not posted any collateral related to these agreements and was not in breach of any agreement provisions.

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

	Number of	Gross		Average Sales
Period	Shares Sold	Proceeds	Net Proceeds	Price
First quarter 2011	841,000	$47,524	$46,572	$56.51
Second quarter 2011	1,485,707	90,102	88,299	60.65
Third quarter 2011	877,400	56,542	55,273	64.44
First quarter 2012	188,393	11,156	10,897	59.22
Second quarter 2012	207,500	13,224	12,957	63.73
Total	3,600,000	$218,548	$213,998	$60.71

On May 14, 2012, the Company initiated another ATM equity offering program through which it is authorized to sell up to 4,400,000 shares of common stock from time to time in ATM offerings or negotiated transactions. The following summarizes issuances of common stock from this program since inception through September 30, 2013:

	Number of	Gross		Average Sales
Period	Shares Sold	Proceeds	Net Proceeds	Price
Second quarter 2012	698,599	$42,528	$41,617	$60.88
Third quarter 2012	1,262,125	80,303	78,682	63.63
Fourth quarter 2012	10,100	628	609	62.18
First quarter 2013	407,296	25,855	25,282	63.48
Second quarter 2013	52,113	3,322	3,236	63.75
Total	2,430,233	$152,636	$149,426	$62.81

During the third quarter of 2013, there were no shares issued from this program.  As of September 30, 2013, 1,969,767 shares remain available under this ATM program.

The Company used the net proceeds from the ATM offerings primarily for general corporate purposes including acquisitions, development and redevelopment of apartment communities.

HOME PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

8      STOCKHOLDERS’ EQUITY (continued)

Public Equity Offering Program

On July 9, 2013, the Company issued a prospectus supplement offering 4,427,500 shares of its common stock at a price of $63.00 per share, including 577,500 shares issued pursuant to the exercise in full of an underwriters’ option to purchase additional shares.  Net proceeds were $267,633 after underwriting discounts, commissions and offering expenses and were used to pay off outstanding indebtedness.  All of the 4,427,500 shares offered were purchased and subsequently delivered on July 12, 2013.

Dividends and Distributions

On August 23, 2013, the Company paid a dividend in the amount of $0.70 per share of common stock to stockholders of record and a distribution of $0.70 per UPREIT Unit to unitholders of record as of the close of business on August 13, 2013.

Stock-based Compensation

The Company’s Board of Directors has approved a performance-based equity program for administering awards under the Company’s 2011 Stock Benefit Plan for the executive officers (the “2011 Executive Performance-Based Equity Program”).  It is a subplan of the 2011 Stock Benefit Plan, approved by the stockholders at their 2011 Annual Meeting.  On January 2, 2013, awards in connection with the 2011 Executive Performance-Based Equity Program, with an estimated fair value of $3,653, were granted to executive officers of the Company.  Awards are in the form of restricted stock units with a service condition and three market conditions.  The measurement period for these awards began on January 1, 2013 and will end on December 31, 2015.  Expense attributed to the awards will be recognized based on the underlying vesting conditions of the awards, which substantially vest during the measurement period, taking into account retirement eligibility.  During the three and nine months ended September 30, 2013, the Company recognized stock-based compensation expense of $170 and $2,988, respectively, for the January 2, 2013 awards.

On May 7, 2013, the Company granted awards of stock options and restricted stock under the 2011 Plan.  Stock options and restricted stock with an estimated fair value of $492 and $2,312 respectively, were granted to eligible employees of the Company and restricted stock with an estimated fair value of $500 was granted to directors.  The Company recognizes stock-based compensation cost as expense ratably on a straight-line basis over the requisite service period.  In determining the service period, the Company considers service requirements, the vesting period and retirement eligibility of the grantee.  During the three and nine months ended September 30, 2013, the Company recognized stock-based compensation expense of $27 and $105 related to the May 7, 2013 stock options, respectively.  During the three and nine months ended September 30, 2013, the Company recognized stock-based compensation expense of $185 and $519 related to the May 7, 2013 restricted stock grants, respectively.

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

HOME PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

8      STOCKHOLDERS’ EQUITY (continued)

Earnings Per Share (continued)

The reconciliation of basic and diluted earnings per share for the three and nine months ended September 30, 2013 and 2012 is as follows:

	Three Months		Nine Months
	2013	2012	2013	2012
Numerator:
Income from continuing operations	$29,624	$22,412	$79,722	$53,940
Less: Income from continuing operations attributable to noncontrolling interest	(4,586)	(3,902)	(12,925)	(9,565)
Income from continuing operations attributable to common stockholders	$25,038	$18,510	$66,797	$44,375

Discontinued operations	$-	$21,677	$44,627	$25,639
Less: Discontinued operations attributable to noncontrolling interest	-	(3,774)	(7,470)	(4,486)
Discontinued operations attributable to common stockholders	$-	$17,903	$37,157	$21,153

Denominator:
Basic weighted average number of common shares outstanding	56,370,122	50,255,152	53,444,202	49,218,703
Effect of dilutive stock options	455,360	588,992	503,368	563,024
Effect of restricted shares and restricted stock units	118,324	90,009	103,940	66,702
Diluted weighted average number of common shares outstanding	56,943,806	50,934,153	54,051,510	49,848,429

Earnings per common share:
Basic earnings per share:
Income from continuing operations	$0.44	$0.37	$1.25	$0.90
Discontinued operations	-	0.35	0.70	0.43
Net income attributable to common stockholders	$0.44	$0.72	$1.95	$1.33

Diluted earnings per share:
Income from continuing operations	$0.44	$0.36	$1.23	$0.89
Discontinued operations	-	0.35	0.69	0.42
Net income attributable to common stockholders	$0.44	$0.71	$1.92	$1.31

Unexercised stock options to purchase 418,169 and 386,609 shares of the Company’s common stock for the three months ended September 30, 2013 and 2012, respectively, and 407,649 and 386,609 shares of the Company’s common stock for the nine months ended September 30, 2013 and 2012, respectively, were not included in the computations of diluted EPS because the effects would be antidilutive.

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

The revenues and net operating income for each of the reportable segments are summarized as follows for the three and nine months ended September 30, 2013 and 2012:

	Three Months		Nine Months
	2013	2012	2013	2012
Revenues:
Core properties	$154,221	$150,309	$463,793	$448,816
Non-core properties	12,385	11,424	36,084	20,397
Reconciling items	207	32	671	63
Total revenues	$166,813	$161,765	$500,548	$469,276

Net operating income:
Core properties	$99,643	$96,507	$296,153	$283,894
Non-core properties	8,108	7,500	23,426	13,076
Reconciling items	207	32	671	63
Net operating income, including reconciling items	107,958	104,039	320,250	297,033
General and administrative expenses	(6,152)	(8,018)	(22,572)	(27,367)
Interest expense	(28,161)	(31,874)	(88,048)	(92,766)
Depreciation and amortization	(44,005)	(41,720)	(129,860)	(120,234)
Other expenses	(16)	(15)	(48)	(2,726)
Income from continuing operations	$29,624	$22,412	$79,722	$53,940

The assets for each of the reportable segments are summarized as follows as of September 30, 2013 and December 31, 2012:

Assets	2013	2012
Apartment communities
Core properties	$3,725,911	$3,754,000
Non-core properties	604,200	592,386
Reconciling items	90,774	105,106
Total assets	$4,420,885	$4,451,492

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

Included in discontinued operations for the three and nine months ended September 30, 2013 are the operating results of three apartment communities sold in separate transactions during the nine months ended September 30, 2013 (the “2013 Disposed Communities”).  Included in discontinued operations for the three and nine months ended September 30, 2012 are the operating results of six apartment communities sold in separate transactions during the year ended December 31, 2012 (“2012 Disposed Communities”) and the 2013 Disposed Communities.  For purposes of the discontinued operations presentation, the Company only includes interest expense and losses from early extinguishment of debt associated with specific mortgage indebtedness of the properties that are sold or held for sale.

A summary of 2013 community dispositions is as follows:

			Number of
Apartment Community	Region	Date Sold	Units	Sales Price	Gain on Sale
South Bay Manor	Long Island	3/14/2013	61	$11,100	$5,222
Falkland Chase	Washington, D.C.	3/29/2013	450	98,000	36,511
Castle Club	Philadelphia	4/10/2013	158	15,000	3,307
			669	$124,100	$45,040

The results of discontinued operations are summarized for the three and nine months ended September 30, 2013 and 2012 as follows:

	Three Months		Nine Months
	2013	2012	2013	2012
Revenues:
Rental income	$-	$6,724	$2,512	$20,510
Property other income	-	691	351	2,072
Total revenues	-	7,415	2,863	22,582
Expenses:
Operating and maintenance	-	2,722	952	8,203
Interest expense (1)	-	996	1,741	3,158
Depreciation and amortization	-	1,687	547	5,249
Total expenses	-	5,405	3,240	16,610
Income (loss) from discontinued operations	-	2,010	(377)	5,972
Gain on disposition of property	-	19,667	45,004	19,667
Discontinued operations	$-	$21,677	$44,627	$25,639

(1)     Includes debt extinguishment costs and other one-time costs of $1,416 incurred as a result of repaying property specific debt triggered upon sale for the nine months ended September 30, 2013.

HOME PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

11   COMMITMENTS AND CONTINGENCIES

Letters of Credit

As of September 30, 2013, the Company had issued $5,319 in letters of credit, which were provided under the Company’s $450,000 unsecured Credit Agreement.  The letters of credit were required to be issued under certain construction projects, workers’ compensation and health insurance policies.

Debt Covenants

The unsecured notes payable and unsecured Credit Agreement require the Company to maintain certain financial ratios and measurements including a limitation on outstanding indebtedness and a minimum interest coverage ratio. The Company was in compliance with these financial ratios for all periods presented.

Included in the Company’s consolidated balance sheet at September 30, 2013 and December 31, 2012 are assets of its subsidiary Home Properties Fair Oaks, LLC, owner of The Courts at Fair Oaks, Fairfax County, VA, that are pledged as collateral for specific indebtedness and are not available to satisfy any other obligations of the Company.

Tax Protection Obligations

In connection with various UPREIT transactions, the Company agreed to maintain certain levels of nonrecourse debt for a period of 7 to 10 years associated with the contributed properties acquired.  In addition, the Company restricted its ability to sell certain contributed properties (8% of the owned portfolio at September 30, 2013) for a contract period of 7 to 10 years except through a tax deferred Internal Revenue Code Section 1031 like-kind exchange.  The remaining terms on the levels of nonrecourse debt and sale restrictions range from 4 months to 3.75 years.

Limited Partnership

For periods before October 13, 2010, the Company, through its general partnership interest in an affordable property limited partnership, had guaranteed certain low income housing tax credits to limited partners in this partnership through 2015 totaling approximately $3,000.  The Company’s general partner interest in this entity was sold on October 13, 2010.  The tax credit guarantee was reduced to a $3,000 secondary guarantee.  As of September 30, 2013, there were no known conditions that would make such payments necessary relating to the secondary tax credit guarantee; therefore, no liability has been recorded in the financial statements.

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

HOME PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

12   SUBSEQUENT EVENTS

On October 15, 2013, the Company sold a property located in the Washington, D.C. region with a total of 344 units for $68,000. A gain on sale of approximately $36,000 will be recorded in the fourth quarter of 2013 related to this sale.

On October 30, 2013, the Board of Directors declared a dividend of $0.70 per share on the Company’s common stock and approved a distribution of $0.70 per UPREIT Unit for the quarter ended September 30, 2013.  The dividend and distribution are payable November 22, 2013, to stockholders and unitholders of record on November 12, 2013.

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

In 2000, the Company obtained an investment grade rating from Fitch, Inc.  The rating in effect at September 30, 2013 is a corporate credit rating of “BBB” (Triple B), which was reaffirmed on June 25, 2013.

Liquidity and Capital Resources (continued)

Cash Flow Summary

The Company’s cash flow activities for the nine months ended September 30, 2013 and 2012, respectively, are summarized as follows (in millions):

	2013	2012
Net cash provided by operating activities	$220	$198
Net cash used in investing activities	(62)	(450)
Net cash provided by (used in) financing activities	(167)	252

The Company’s net cash flow from operating activities was $220 million in the first nine months of 2013 compared to $198 million in the first nine months of 2012.  The $22 million increase was primarily due to more profitable operations and the full period impact of properties acquired during 2012, as more fully described under the heading  “Results of Operations” below.

Cash used in investing activities was $62 million during 2013.  Cash used in investing activities was $450 million in 2012.  The cash outflow for a purchase of a land parcel for development was $28 million in 2013 including predevelopment and closing costs of $1 million, which is further described under the heading “Development” below.  Cash outflows for capital improvements to properties including redevelopment were $108 million in 2013 compared to $121 million in 2012.  The investments in both periods reflect management’s strategy to continually reposition and perform selective rehabilitation in markets that are able to support rent increases.  Cash outflows for additions to construction in progress were $48 million in 2013 for on-going construction activities at Eleven55 Ripley, The Courts at Spring Mill Station, and a land parcel located in Tysons Corner, Virginia as compared to $39 million in 2012 for The Apartments at Cobblestone Square, Eleven55 Ripley, and The Courts at Spring Mill Station.  Proceeds from the disposition of properties during 2013 were $121 million.  Proceeds for the disposition of properties during the third quarter 2012 were held in escrow as of September 30, 2012 pending the completion of a tax-free exchange.  Current year dispositions are further described under the heading “Dispositions” below.  During 2012, the Company had cash outflows of $290 million for the purchase of three properties with a total 2,018 units.

Net cash used in financing activities totaled $167 million in 2013.  Cash flows from the sale of common stock under the public offering of $268 million, the ATM offerings of $28 million and proceeds from stock option exercises of $16 million combined with proceeds from unsecured notes payable of $25 million during the period were used for payoff of mortgages of $260 million, scheduled payments of mortgages of $26 million, repayment on the line of credit of $56 million, repayment of unsecured notes payable of $25 million and distributions paid to stockholders and UPREIT unitholders of $135 million.  Net cash provided by financing activities totaled $252 million in 2012.  Cash flows from the sale of common stock under the ATM offerings of $144 million and proceeds from stock option exercises of $16 million combined with line of credit proceeds of $126 million and proceeds from unsecured notes payable of $150 million during the period were used for payoff of mortgages of $33 million, scheduled payments of mortgages of $27 million, and distributions paid to stockholders and UPREIT unitholders of $118 million.

Unsecured Line of Credit

As of September 30, 2013, the Company had a $450 million unsecured line of credit agreement with M&T Bank and U.S. Bank National Association, as joint lead banks, and nine other participating commercial banks, with an initial maturity date of August 18, 2017 and a one-year extension at the Company’s option.  The Company had $106.5 million outstanding under the credit facility as of September 30, 2013.  The line of credit agreement provides the ability to issue up to $20 million in letters of credit.  While the issuance of letters of credit does not increase the borrowings outstanding under the line of credit, it does reduce the amount available.  At September 30, 2013, the Company had outstanding letters of credit of $5.3 million resulting in the amount available on the credit facility of $338.2 million.  Borrowings under the line of credit bear interest at a variable rate based on LIBOR, plus a spread from 1.00% to 2.00% based on the Company’s leverage ratio.  As of September 30, 2013, based on the Company’s leverage ratio, the spread was 1.15%, and the one-month LIBOR was 0.19%; resulting in an effective rate of 1.34% for the Company.

Liquidity and Capital Resources (continued)

Unsecured Line of Credit (continued)

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

Unsecured Term Loans

On December 9, 2011, the Company entered into a $250 million five-year unsecured term loan with M&T Bank as lead bank, and ten other participating lenders.  The term loan generated net proceeds of $248 million, after fees and closing costs, which were used to pay off an unsecured term loan, purchase an unencumbered property and acquire land for future development. The loan bears monthly interest at a variable rate based on LIBOR, plus a spread from 1.00% to 2.00% based on the Company’s leverage ratio.  On July 19, 2012, the Company entered into interest rate swap agreements with major financial institutions that effectively convert the variable LIBOR portion of this loan to a fixed rate of 0.685% through December 8, 2016.  As of September 30, 2013, based on the Company’s leverage ratio, the spread was 1.15%, and the swapped one-month LIBOR was 0.685%; resulting in an effective rate of 1.84% for the Company.  On August 19, 2013, the Company amended the term loan agreement to extend the maturity date to August 18, 2018.  No other changes were made to the terms of the unsecured term loan.  The Company has not entered into any additional interest rate swap agreements for the period of December 9, 2016 through August 18, 2018, although may do so in the future.  The loan has covenants that align with the unsecured line of credit facility.

On June 28, 2013, the Company entered into an unsecured loan agreement with M&T Bank with a September 30, 2013 maturity date.  The note had a maximum principal amount of $75 million with monthly interest at a variable rate based on LIBOR, plus a spread from 1.00% to 2.00% based on the Company’s leverage ratio.  On June 28, 2013, the Company borrowed $25 million which was repaid in its entirety on July 12, 2013.  Proceeds from this term loan were utilized to partially fund the repayment of secured debt.  On August 19, 2013, the loan commitment was terminated in connection with an amendment to the unsecured line of credit, as more fully described in Note 5 to Consolidated Financial Statements of this Form 10-Q.

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

On June 27, 2012, the Company issued a private placement note in the amount of $50 million with a seven-year term, a fixed interest rate of 4.16% and a June 27, 2019 due date.  The note requires semiannual interest payments on June 27 and December 27 of each year until maturity and is subject to various covenants and maintenance of certain financial ratios.  Although the covenants of the note do not duplicate all the covenants of the unsecured line of credit facility, any covenants applicable to both the note and the line are identical.

Indebtedness

As of September 30, 2013, the weighted average interest rate on the Company’s total indebtedness of $2.4 billion was 4.54% with staggered maturities ranging from 6 months to 15.3 years and averaging approximately 4.7 years.  Approximately 91% of total indebtedness is at fixed rates, including the $250 million unsecured term loan subject to interest rate swap agreements.  This limits the exposure to changes in interest rates, minimizing the effect of interest rate fluctuations on the Company’s results of operations and cash flows.

Liquidity and Capital Resources (continued)

Unencumbered Assets

The value of the unencumbered asset pool (as calculated pursuant to the covenants of the line of credit agreement) was increased to 46% as of September 30, 2013 compared to 38% at the end of 2012.  Higher levels of unsecured assets add borrowing flexibility because more capacity is available for unsecured debt under the terms of the Company’s unsecured line of credit agreement, and/or for the issuance of additional unsecured senior notes.  It also permits the Company to place secured financing on unencumbered assets if desired.

UPREIT Units

The Company believes that the issuance of UPREIT Units for property acquisitions will continue to be a potential source of capital for the Company.  During 2012 and continuing through September 30, 2013, there were no UPREIT Units issued for property acquisitions.

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

On May 14, 2012, the Company filed a prospectus supplement with respect to another ATM equity offering program, with similar terms and conditions as the September 2010 program, through which it is authorized to sell up to 4.4 million shares of common stock, from time to time in ATM offerings or negotiated transactions.  As of September 30, 2013, the Company issued 2,430,233 shares of common stock at an average price per share of $62.81, for aggregate gross proceeds of $152.6 million and aggregate net proceeds of $149.4 million after deducting commissions and other transaction costs of $3.2 million and approximately 2.0 million shares remain available.

The Company used the net proceeds from the ATM offerings primarily for general corporate purposes including acquisitions, development and redevelopment of apartment communities.

Liquidity and Capital Resources (continued)

Public Equity Offering Program

On July 9, 2013, the Company issued a prospectus supplement offering 4.4 million shares of its common stock at a price of $63.00 per share, including 0.6 million shares issued pursuant to the exercise in full of an underwriters’ option to purchase additional shares.  Net proceeds were $267.6 million after underwriting discounts, commissions and offering expenses.  All of the 4.4 million shares offered were purchased and subsequently delivered on July 12, 2013.  The net proceeds were used to pay off outstanding indebtedness.

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

Stock Repurchase Program

The Company has a stock repurchase program, approved by its Board of Directors (the “Board”), under which it may repurchase shares of its common stock or UPREIT Units (the “Company Program”).  The shares and units may be repurchased through open market or privately negotiated transactions at the discretion of Company management.  The Board’s action did not establish a target stock price or a specific timetable for repurchase.  There were no repurchases under the Company Program during 2012 and through September 30, 2013.  The remaining authorization level as of September 30, 2013 is 2.3 million shares and UPREIT Units, collectively.  The Company will continue to monitor stock prices relative to the NAV to determine the current best use of capital among our major uses of capital: stock buybacks, debt paydown to increase the pool of unencumbered properties, acquisitions, rehabilitation and redevelopment of existing properties and development of new properties.

Dispositions

On March 14, 2013, the Company sold an apartment community located in the Long Island region with a total of 61 units for $11.1 million. A gain on sale of $5.2 million was recorded in the first quarter of 2013 related to this sale.

On March 29, 2013, the Company sold an apartment community located in the Washington, D.C. region with a total of 450 units for $98.0 million.  A gain on sale of $35.2 million was recorded in the first quarter of 2013 related to this sale.  An additional gain of $1.35 million, which was deferred at March 31, 2013 pending certain approvals, was recorded in the second quarter of 2013 upon obtaining of the approvals and the release of the proceeds held in escrow, for a total gain of $36.5 million.

On April 10, 2013, the Company sold an apartment community located in the Philadelphia region with a total of 158 units for $15.0 million. A gain on sale of $3.3 million was recorded in the second quarter of 2013 related to this sale.

On October 15, 2013, the Company sold a property located in the Washington, D.C. region with a total of 344 units for $68.0 million. A gain on sale of approximately $36.0 million will be recorded in the fourth quarter of 2013 related to this sale.

Development

Current Development Projects

Eleven55 Ripley, a 379 unit high rise development consisting of two buildings, a 21 story high-rise and a 5 story mid-rise, is located in Silver Spring, Maryland.  Construction commenced in the fourth quarter of 2011, and is expected to continue through mid-2014 with initial occupancy in the fourth quarter of 2013.  The construction in progress for this development was $94.1 million as of September 30, 2013 and the total estimated cost is $111 million.

The Courts at Spring Mill Station, a 385 unit development consisting of two buildings, being built in a combination donut/podium style, is located in Conshohocken, Pennsylvania.  Construction commenced in the second quarter of 2012, and is expected to continue through 2014 with initial occupancy in the first quarter of 2014.  The construction in progress for this development was $36.6 million as of September 30, 2013 and the total estimated cost is $89 million.

During the first quarter of 2013, the Company purchased a land parcel located in Tysons Corner, Virginia within a development known as Arbor Row.  This project, referred to as Westpark Tysons, involves development in two phases of a residential community with wood-framed mid-rise and concrete high-rise buildings containing a combined 694 units with a total projected cost of $232 million.  The construction in progress for this development, consisting primarily of land value, was $32.8 million as of September 30, 2013.

Redevelopment

The Company has one project under redevelopment.  Arbor Park, located in Alexandria, Virginia, has 851 garden apartments in fifty-two buildings built in 1967.  The Company plans to extensively renovate all of the units over several years on a building by building basis.  As of September 30, 2013, there was one building with 36 units under renovation and thirty-six buildings with 559 units completed and 528 units occupied.  As of September 30, 2013, rents in the renovated units were averaging $1,681 compared to $1,374 for the existing non-renovated units.  The Company has incurred costs of $20 million for the renovation as of September 30, 2013, which is included in buildings, improvements and equipment.  The entire project is expected to be completed in 2015 for a total estimated cost of $30 million.

Contractual Obligations and Other Commitments

The primary obligations of the Company relate to its borrowings under the unsecured line of credit, unsecured notes and mortgage notes.  The Company’s line of credit matures in August 2017 (not including a one-year extension at the option of the Company), and had $107 million in loans and letters of credit totaling $5.3 million outstanding at September 30, 2013.  The $450 million in unsecured notes have maturities ranging from 5.2 years to 8.2 years.  The $1.9 billion in mortgage notes payable have varying maturities ranging from 6 months to 15.3 years.  The weighted average interest rate of the Company’s secured debt was 5.08% at September 30, 2013.  The weighted average rate of interest on the Company’s total indebtedness of $2.4 billion at September 30, 2013 was 4.54%.

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

The Company estimates, that on an annual basis, $848 per apartment unit is spent on recurring capital expenditures.  During the three months ended September 30, 2013 and 2012, approximately $212 per apartment unit was estimated to be spent on recurring capital expenditures.  For the nine months ended September 30, 2013 and 2012, approximately $636 per apartment unit was estimated to be spent on recurring capital expenditures.

Capital Improvements (continued)

The table below summarizes the actual total capital improvements incurred by major categories for the three and nine months ended September 30, 2013 and 2012 and an estimate of the breakdown of total capital improvements by major categories between recurring, and non-recurring revenue generating, capital improvements for the three and nine months ended September 30, 2013 as follows:

	For the three months ended September 30,
	2013						2012
			Non-		Total		Total
	Recurring	Per	Recurring	Per	Capital	Per	Capital	Per
	Cap Ex	Unit(a)	Cap Ex	Unit(a)	Improvements	Unit(a)	Improvements	Unit(a)
New buildings	$-	$-	$125	$3	$125	$3	$444	$11
Major building improvements	1,326	32	5,663	139	6,989	171	7,893	193
Roof replacements	377	9	664	16	1,041	25	1,658	41
Site improvements	612	15	4,393	108	5,005	123	5,595	137
Apartment upgrades	1,099	27	11,679	286	12,778	313	15,585	382
Appliances	2,012	49	-	-	2,012	49	2,410	59
Carpeting, flooring	2,224	55	2,317	57	4,541	112	4,802	118
HVAC, mechanicals	796	20	5,561	136	6,357	156	3,977	97
Miscellaneous	204	5	626	15	830	20	1,245	31

Total	$8,650	$212	$31,028	$760	$39,678	$972	$43,609	$1,069

(a)     Calculated using the weighted average number of apartment units, including 38,784 core units, and 2012 acquisition units of 2,018 for the three months ended September 30, 2013; and 38,784 core units, and 2012 acquisition units of 2,018 for the three months ended September 30, 2012.

	For the nine months ended September 30,
	2013						2012
			Non-		Total		Total
	Recurring	Per	Recurring	Per	Capital	Per	Capital	Per
	Cap Ex	Unit(a)	Cap Ex	Unit(a)	Improvements	Unit(a)	Improvements	Unit(a)
New buildings	$-	$-	$279	$7	$279	$7	$1,145	$29
Major building improvements	3,978	97	13,973	342	17,951	439	18,057	456
Roof replacements	1,132	28	1,974	48	3,106	76	3,652	92
Site improvements	1,836	45	8,309	204	10,145	249	13,756	347
Apartment upgrades	4,232	104	26,748	656	30,980	760	40,018	1,011
Appliances	5,101	125	5	-	5,106	125	6,192	156
Carpeting, flooring	6,671	163	3,781	93	10,452	256	11,568	292
HVAC, mechanicals	2,387	59	11,615	285	14,002	344	10,555	267
Miscellaneous	612	15	2,328	57	2,940	72	3,815	96

Total	$25,949	$636	$69,012	$1,692	$94,961	$2,328	$108,758	$2,746

(a)     Calculated using the weighted average number of apartment units, including 38,784 core units, and 2012 acquisition units of 2,018 for the nine months ended September 30, 2013; and 38,784 core units, and 2012 acquisition units of 818 for the nine months ended September 30, 2012.

Capital Improvements (continued)

The schedule below summarizes the breakdown of total capital improvements between core and non-core as follows:

	For the three months ended September 30,
	2013						2012
			Non-		Total		Total
	Recurring	Per	Recurring	Per	Capital	Per	Capital	Per
	Cap Ex	Unit(a)	Cap Ex	Unit(a)	Improvements	Unit(a)	Improvements	Unit(a)
Core Communities	$8,222	$212	$28,601	$737	$36,823	$949	$42,017	$1,083
2012 Acquisition Communities	428	212	2,427	1,203	2,855	1,415	1,592	789
Sub-total	8,650	212	31,028	760	39,678	972	43,609	1,069
2013 Disposed Communities	-	-	-	-	-	-	244	365
2012 Disposed Communities	-	-	-	-	-	-	394	257
Corporate office expenditures(b)	-	-	-	-	664	-	506	-

Total	$8,650	$212	$31,028	$760	$40,342	$972	$44,753	$1,029

(a)     Calculated using the weighted average number of apartment units, including 38,784 core units, and 2012 acquisition units of 2,018 for the three months ended September 30, 2013; and 38,784 core units, 2012 acquisition units of 2,018, 2012 disposed units of 1,531, and 2013 disposed units of 669 for the three months ended September 30, 2012.

(b)    No distinction is made between recurring and non-recurring expenditures for corporate office.  Corporate office expenditures include principally computer hardware, software, office furniture, fixtures and leasehold improvements.  Corporate office expenditures are excluded from per unit figures.

	For the nine months ended September 30,
	2013						2012
			Non-		Total		Total
	Recurring	Per	Recurring	Per	Capital	Per	Capital	Per
	Cap Ex	Unit(a)	Cap Ex	Unit(a)	Improvements	Unit(a)	Improvements	Unit(a)
Core Communities	$24,667	$636	$64,493	$1,663	$89,160	$2,299	$107,128	$2,762
2012 Acquisition Communities	1,282	636	4,519	2,239	5,801	2,875	1,630	1,993
Sub-total	25,949	636	69,012	1,692	94,961	2,328	108,758	2,746
2013 Disposed Communities	63	289	-	-	63	289	954	1,426
2012 Disposed Communities	-	-	-	-	-	-	1,715	1,089
Corporate office expenditures(b)	-	-	-	-	1,830	-	2,065	-

Total	$26,012	$636	$69,012	$1,692	$96,854	$2,316	$113,492	$2,663

(a)     Calculated using the weighted average number of apartment units, including 38,784 core units, 2012 acquisition units of 2,018, and 2013 disposed units of 219 for the nine months ended September 30, 2013; and 38,784 core units, 2012 acquisition units of 818, 2012 disposed units of 1,574, and 2013 disposed units of 669 for the nine months ended September 30, 2012.

(b)    No distinction is made between recurring and non-recurring expenditures for corporate office.  Corporate office expenditures include principally computer hardware, software, office furniture, fixtures and leasehold improvements.  Corporate office expenditures are excluded from per unit figures.

Results of Operations (dollars in thousands, except unit and per unit data)

Net operating income (“NOI”) falls within the definition of “non-GAAP financial measure” set forth in Item 10(e) of Regulation S-K and, as a result, the Company is required to include in this report a statement disclosing the reasons why management believes that presentation of this measure provides useful information to investors.  The Company believes that NOI is helpful to investors as a supplemental measure of the operating performance of a real estate company because it is a direct measure of the actual operating results of the Company’s apartment communities.  In addition, the apartment communities are valued and sold in the market by using a multiple of NOI.  The Company uses this measure to compare its performance to that of its peer group.  For a reconciliation of NOI to income from continuing operations, please refer to Note 9 to Consolidated Financial Statements of this Form 10-Q.

Summary of Core Properties

The Company had 113 apartment communities with 38,784 units which were owned during the three and nine months ended September 30, 2013 and 2012 (the “Core Properties”).  The Company has one property with 851 units undergoing significant renovations that began in 2011; therefore, the operating results for 2013 are not comparable to 2012 due to those units being taken out of service during the redevelopment period (the “Redevelopment Property”).  The Company acquired three apartment communities with 2,018 units and had another 314 units become available to rent at one development community during 2012 (the “Acquisition Communities”).  The inclusion of these acquired and developed communities generally accounted for the significant changes in operating results for the three and nine months ended September 30, 2013 as compared to the operating results for the three and nine months ended September 30, 2012.

A summary of the net operating income for Core Properties is as follows:

	Three Months				Nine Months
	2013	2012	$ Change	% Change	2013	2012	$ Change	% Change
Rent	$142,551	$138,920	$3,631	2.6%	$425,909	$412,137	$13,772	3.3%
Utility recovery revenue	4,688	4,717	(29)	(0.6%)	17,134	16,497	637	3.9%
Rent including recoveries	147,239	143,637	3,602	2.5%	443,043	428,634	14,409	3.4%
Property other income	6,982	6,672	310	4.6%	20,750	20,182	568	2.8%
Total revenue	154,221	150,309	3,912	2.6%	463,793	448,816	14,977	3.3%
Operating and maintenance	(54,578)	(53,802)	(776)	(1.4%)	(167,640)	(164,922)	(2,718)	(1.6%)
Net operating income	$99,643	$96,507	$3,136	3.2%	$296,153	$283,894	$12,259	4.3%

A summary of the net operating income for the Company as a whole is as follows:

	Three Months				Nine Months
	2013	2012	$ Change	% Change	2013	2012	$ Change	% Change
Rent	$154,100	$149,562	$4,538	3.0%	$459,552	$430,997	$28,555	6.6%
Utility recovery revenue	5,054	5,047	7	0.1%	18,261	17,117	1,144	6.7%
Rent including recoveries	159,154	154,609	4,545	2.9%	477,813	448,114	29,699	6.6%
Property other income	7,452	7,124	328	4.6%	22,064	21,099	965	4.6%
Total revenue	166,606	161,733	4,873	3.0%	499,877	469,213	30,664	6.5%
Operating and maintenance	(58,855)	(57,726)	(1,129)	(2.0%)	(180,298)	(172,243)	(8,055)	(4.7%)
Net operating income	$107,751	$104,007	$3,744	3.6%	$319,579	$296,970	$22,609	7.6%

Results of Operations (continued)

Comparison of three months ended September 30, 2013 to the same period in 2012

Of the $4,538 increase in rental income, $536 is attributable to the Acquisition Communities and $371 is attributable to the Redevelopment Property.  The balance, an increase of $3,631, relates to a 2.6% increase from the Core Properties as the result of an increase of 3.2% in weighted average rental rates from $1,265 to $1,306 per apartment unit, partially offset by a 0.6% decrease in economic occupancy from 94.4% to 93.8%.  Economic occupancy is defined as total possible rental income, net of vacancy and bad debt expense, as a percentage of total possible rental income.  Total possible rental income is determined by valuing occupied units at contract rents and vacant units at market rents.  Of the $7 increase in utility recovery revenue, $36 is attributable to the Acquisition Communities and Redevelopment Property, partially offset by a $29 decrease to the Core Properties.

Property other income, which consists primarily of income from operation of laundry facilities, late charges, administrative fees, garage and carport rentals, revenue from corporate apartments, cable revenue, pet charges, and miscellaneous charges to residents, increased by $328.  Of the increase, $310 is attributable to the Core Properties, and $18 is attributable to the Acquisition Communities and Redevelopment Property.  The increase in Core Properties is primarily from increases in laundry, cable revenue, renters insurance fees, pet charges, corporate rent, damages, remarketing fees, and other miscellaneous charges.

Of the $1,129 increase in operating and maintenance expenses, $353 is attributable to the Acquisition Communities and Redevelopment Property and $776 is attributable to the Core Properties.  The increase in Core Properties is primarily due to increases in personnel expense, property insurance and real estate taxes, partially offset by lower repairs and maintenance costs.

Repairs and maintenance expenses were down $1,002, or 10.7%, from 2012 due to expected proceeds from an insurance claim exceeding the cost basis of destroyed assets, related to a significant fire of $1,227.  Without the impact of these amounts related to the significant fire, repairs and maintenance increased $225, or 2.4%.

Personnel costs increased $710, or 5.9%, primarily due to the favorable impact in 2012 of $500 in reductions to health insurance and workers’ compensation insurance costs.  The reduction in costs were driven by the success of the Company’s safety in the workplace initiatives and settlement of prior year claims earlier in their life cycle, compared to a reduction of $180 for 2013.  Without the impacts of the favorable insurance reserve reductions, personnel costs increased $390, or 3.1%, reflecting the annual wage increase.

Property insurance increased $720, or 44.4%, due mainly to higher property losses of $1,023 in 2013, primarily from a July 2013 significant fire at one of the Company’s communities, partially offset by $420 lower general liability expense in 2013 reflecting favorable close-outs of prior year self insured claims.  Without the impact of these major items, insurance increased $117, or 7.2%.

Real estate taxes increased $420, or 2.9%, primarily due to annual tax assessment increases, some of which are triggered by our investments in apartment upgrades and repositioning.  If not for successful tax assessment challenges and tax incentive programs which resulted in savings of $608 and $288 in 2013 and 2012, respectively, property taxes increased $740, or 5.0%.  The Company continues to challenge tax assessments on existing properties and apply for tax incentive programs for newly developed properties where appropriate.

General and administrative expenses decreased in 2013 by $1,866, or 23.3%.  General and administrative expenses as a percentage of total revenues were 3.7% for 2013 as compared to 4.7% for 2012.  The 2012 costs included $1,580 in connection with the departure of an executive and represent acceleration of previously granted stock-based compensation as well as payments for salary continuation.  Current quarter stock-based compensation costs were $325 lower than the same period of 2012 due primarily to the restricted stock grants and stock option grants to non-executives (which are granted in the second quarter of each period) at or near official retirement age resulting in these grants being expensed immediately, or one year less based on age.  All other general and administrative costs were up $39 compared to 2012.

Results of Operations (continued)

Interest expense decreased by $3,713, or 11.6%, in 2013 primarily as a result of paying off $230,000 in maturing loans on several Core Properties over the past year and only one 2012 Acquisition Community acquired with assumed secured mortgage debt of $7,284.  Refer to the information under the heading “Liquidity and Capital Resources” above for specific discussion of debt transactions impacting the average rate and overall interest expense.

Depreciation and amortization expense increased $2,285, or 5.5%, due to the depreciation on the Acquisition Communities and the capital additions to the Core Properties and Redevelopment Property.

Other expenses of $16 in 2013 and $15 in 2012 are property acquisition costs of the Acquisition Communities.

Comparison of nine months ended September 30, 2013 to the same period in 2012

Of the $28,555 increase in rental income, $14,079 is attributable to the Acquisition Communities and $704 is attributable to the Redevelopment Property.  The balance, an increase of $13,772, relates to a 3.3% increase from the Core Properties as the result of an increase of 3.3% in weighted average rental rates from $1,249 to $1,291 per apartment unit, and no change in economic occupancy from 2012 at 94.5%.  Of the $1,144 increase in utility recovery revenue, $637 is attributable to the Core Properties and $507 is attributable to the Acquisition Communities and Redevelopment Property.  The higher Core Properties utility recovery revenue is due to higher energy consumption in the 2013 period compared to the unseasonably warm weather experienced during the 2012 period and increased water and sewer cost recovery from residents.

Property other income, which consists primarily of income from operation of laundry facilities, late charges, administrative fees, garage and carport rentals, revenue from corporate apartments, cable revenue, pet charges, and miscellaneous charges to residents, increased by $965.  Of the increase, $568 is attributable to the Core Properties, and $397 is attributable to the Acquisition Communities and Redevelopment Property.  The increase in Core Properties is primarily from increases in renters insurance fees, pet charges, corporate apartments, late charges, damages and other miscellaneous charges, partially offset by a decrease in cable revenue due to the 2012 period containing items as a result of signing new enhanced contracts with cable providers.

Of the $8,055 increase in operating and maintenance expenses, $5,250 is attributable to the Acquisition Communities, $87 is attributable to the Redevelopment Property and $2,718 is attributable to the Core Properties.  The increase in Core Properties is primarily due to increases in natural gas heating costs, personnel expense, real estate taxes and snow removal costs, partially offset by lower repairs and maintenance and property insurance expense.

Natural gas heating costs increased $480, or 5.1%, from a year ago due to an increase in consumption due to our markets experiencing normal temperatures during 2013 compared to the warmest spring on record in 2012, which was partially offset by lower commodity rates.  For 2013, our natural gas weighted average cost, including transportation of $3.00 per decatherm, was $7.80 per decatherm, compared to $8.42 per decatherm for the 2012 period, a 7.4% decrease.

Repairs and maintenance costs decreased $876, or 3.6%, due to expected proceeds from an insurance claim exceeding the cost basis of destroyed assets, related to a significant fire, of $1,112.  Without the impact of these amounts related to the significant fire, repairs and maintenance increased $236, or 1.0%.

Personnel costs increased $1,905, or 5.1%, primarily due to the favorable impact in 2012 of $1,875 in reductions to health insurance and workers’ compensation insurance costs.  The reduction in costs were driven by the success of the Company’s safety in the workplace initiatives and settlement of prior year claims earlier in their life cycle, compared to a reduction of $275 for 2013.  In addition, incentive compensation for property management personnel was $244 lower than the same period a year ago.  Without the impacts of the favorable insurance reserve reductions and lower incentive compensation, personnel costs increased $549, or 1.5%.

Results of Operations (continued)

Property insurance decreased $866, or 15.7%, primarily due to continued favorable close-outs of prior year self insured general liability claims which yielded $1,200 in savings in 2013 compared to $100 in 2012.  In addition, 2013 experienced $150 higher subrogation receipts and $400 in favorable close-outs of prior year property claims.  These savings were offset by increased property losses in 2013 of $2,400 compared to $1,200 in 2012 with the $1,200 increase in 2013 attributable to a significant fire at one of the Company’s communities that occurred in July 2013.  Without the impact of these major items, recurring property insurance costs were down $416, or 9.5%.

Real estate taxes increased $2,360, or 5.5%, primarily due to annual tax assessment increases some of which are triggered by our investments in apartment upgrades and repositioning, partially offset by one-time assessment refunds and tax incentive programs of $608 in 2013 compared to $197 in 2012.  The Company continues to challenge tax assessments on existing properties and apply for tax incentive programs for newly developed properties where appropriate.

Snow removal costs increased $635, or 220.5%, which is a direct reflection of the record mild winter experienced in the 2012 period and the return to a normal winter in 2013.

General and administrative expenses decreased in 2013 by $4,795, or 17.5%.  General and administrative expenses as a percentage of total revenues were 4.5% for 2013 as compared to 5.6% for 2012.  Stock-based compensation costs recognized during 2013 were down $3,288, or 29.5%, of which $3,813 was due to the 2012 period including restricted stock and stock option grants to executives, which did not occur in 2013 as the executive equity compensation switched primarily to a three year performance restricted stock unit program in 2012.  The cost of the performance based equity program was $769 higher in 2013 due primarily to executives at, or near retirement age being expensed immediately or over a one year shorter period in 2013.  In addition, the 2012 costs included $1,580 in connection with the departure of an executive and represent acceleration of previously granted stock-based compensation as well as payments for salary continuation.

Interest expense decreased by $4,718, or 5.1%, in 2013 primarily as a result of paying off $230,000 in maturing loans on several Core Properties over the past year and only one 2012 Acquisition Community was acquired with assumed secured mortgage debt of $7,284.  Refer to the information under the heading “Liquidity and Capital Resources” above for specific discussion of debt transactions impacting the average rate and overall interest expense.

Depreciation and amortization expense increased $9,626, or 8.0%, due to the depreciation on the Acquisition Communities and the capital additions to the Core Properties and Redevelopment Property.

Other expenses of $48 in 2013 and $2,726 in 2012 are property acquisition costs of the Acquisition Communities.  The 2012 costs, which are primarily transfer taxes and title fees, represent 0.91% of the total purchase price of the 2012 Acquisition Communities.

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

Funds From Operations (continued)

The calculation of FFO, and FFO as adjusted, and reconciliation to GAAP net income attributable to common stockholders for the three and nine months ended September 30, 2013 and 2012 are presented below (in thousands):

	Three Months		Nine Months
	2013	2012	2013	2012
Net income attributable to common stockholders	$25,038	$36,413	$103,954	$65,528
Real property depreciation and amortization	43,472	42,863	128,832	123,442
Noncontrolling interest	4,586	7,676	20,395	14,051
Gain on disposition of property	-	(19,667)	(45,004)	(19,667)
FFO – Basic and Diluted, as defined by NAREIT	73,096	67,285	208,177	183,354
Loss from early extinguishment of debt in connection with sale of real estate	-	-	1,416	-
FFO – Basic and Diluted, as adjusted by the Company	$73,096	$67,285	$209,593	$183,354
Weighted average common shares/units outstanding (1):
Basic	66,717.3	60,868.0	63,834.0	59,873.9
Diluted	67,291.0	61,547.0	64,441.3	60,503.6

(1)	Basic includes common stock outstanding plus UPREIT Units which can be converted into shares of common stock. Diluted includes additional common stock equivalents.

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

Dividends and Distributions

On October 30, 2013, the Board of Directors declared a dividend of $0.70 per share on the Company’s common stock and approved a distribution of $0.70 per UPREIT Unit for the quarter ended September 30, 2013.  This is the equivalent of an annual dividend/distribution of $2.80 per share/unit.  The dividend and distribution are payable November 22, 2013, to stockholders and unitholders of record on November 12, 2013.

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

ITEM 3.                        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s primary market risk exposure is interest rate risk.  The Company’s debt is summarized as follows:

	September 30, 2013				December 31, 2012
	Amount (Millions)	Weighted- Average Maturity Years	Weighted- Average Interest Rate	Percent of Total	Amount (Millions)	Weighted- Average Maturity Years	Weighted- Average Interest Rate	Percent of Total
Fixed rate secured debt	$1,768	4.61	5.22%	72.6%	$1,967	4.94	5.30%	70.8%

Variable rate secured debt	111	2.94	2.79%	4.6%	198	5.48	2.77%	7.1%

Fixed rate unsecured debt(a)	450	5.49	3.04%	18.4%	450	5.30	3.12%	16.2%

Variable rate unsecured debt	107	3.88	1.34%	4.4%	163	2.94	1.55%	5.9%

Total	$2,436	4.67	4.54%	100.0%	$2,778	4.92	4.55%	100.0%

(a)	Includes $250 million of variable rate debt that the one-month LIBOR was swapped to a fixed rate of 0.685% at September 30, 2013 and December 31, 2012.

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

On July 19, 2012, the Company entered into interest rate swap agreements that effectively convert the one-month LIBOR portion of a $250 million five-year variable rate unsecured term loan, due on December 8, 2016, from a variable rate of one-month LIBOR plus a spread of 1.00% to 2.00% based on the Company’s leverage ratio to a fixed rate of 0.685% plus the applicable spread.  On August 19, 2013, the Company amended the five-year variable rate unsecured term loan agreement to extend the maturity date to August 18, 2018.  The Company has not entered into any additional interest rate swap agreements for the period of December 9, 2016 through August 18, 2018, although may do so in the future.  The Company is exposed to credit risk in the event of non-performance by the counterparties to the swaps.  The Company minimizes this risk exposure by limiting counterparties to major banks who meet established credit and capital guidelines.

At September 30, 2013 and December 31, 2012, the fair value of the Company’s total debt, including the unsecured notes payable and line of credit, amounted to a liability of $2.56 billion and $2.97 billion, respectively, compared to its carrying amount of $2.44 billion and $2.78 billion, respectively.  The Company estimates that a 100 basis point increase in market interest rates at September 30, 2013 would have changed the fair value of the Company’s total debt to a liability of $2.46 billion and would result in $2.2 million higher interest expense on the variable rate debt on an annualized basis.

The Company intends to continuously monitor and actively manage interest costs on its variable rate debt portfolio and may enter into swap positions based upon market fluctuations.  Accordingly, the cost of obtaining such interest rate protection agreements in relation to the Company’s access to capital markets will continue to be evaluated.  The Company has not, and does not plan to, enter into any derivative financial instruments for trading or speculative purposes.  In addition, the Company believes that it has the ability to obtain funds through additional debt and equity offerings and the issuance of UPREIT Units.  As of September 30, 2013, the Company had no other material exposure to market risk.

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

The principal executive officer and principal financial officer evaluated, as of September 30, 2013, the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) and have determined that such disclosure controls and procedures are effective.

There have been no changes in the internal controls over financial reporting identified in connection with that evaluation, or that occurred during the third quarter of the year ending December 31, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

Refer to the Risk Factors disclosure in the Company’s Form 10-K for the year ended December 31, 2012.  There have been no material changes in these risk factors during the nine months ended September 30, 2013 and through the date of this report.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES; USE OF PROCEEDS FROM REGISTERED SECURITIES

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

The Company has a stock repurchase program, approved by its Board of Directors (the “Board”), under which it may repurchase shares of its common stock or UPREIT Units (the “Company Program”).  The shares and units may be repurchased through open market or privately negotiated transactions at the discretion of Company management.  The Board’s action did not establish a specific target stock price or a specific timetable for share repurchase.  At September 30, 2013, the Company had authorization to repurchase 2,291,160 shares of common stock and UPREIT Units under the Company Program.  During the nine months ended September 30, 2013, the Company did not repurchase any shares under the Company Program.

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

The following table summarizes the total number of shares (units) repurchased by the Company during the quarter ended September 30, 2013:

	Total	Average	Maximum shares/units
	shares/units	price per	available under the
Period	Purchased (1)(2)	share/unit	Company Program
Balance June 30, 2013:			2,291,160
July 2013	114	$64.65	2,291,160
August 2013	324	61.79	2,291,160
September 2013	779	60.27	2,291,160
Balance September 30, 2013:	1,217	$61.09	2,291,160

(1)       114 shares of common stock already owned by option holders were used by those holders to pay the exercise price associated with their option exercise; and 324 shares of common stock already owned by restricted stock award holders were used by those holders to pay the taxes associated with their award vesting.

(2)       The Company repurchased 779 shares of common stock through share repurchases by the transfer agent in the open market in connection with the Company’s 401(k) Savings Plan employee deferral and Company matching elections.

ITEM 3.                        DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                        MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.                        OTHER INFORMATION

None.

ITEM 6.                        EXHIBITS

10.1	Amendment Number One to Amended and Restated Credit Agreement including Reaffirmation of Obligations (incorporated by reference to the Form 8-K filed by Home Properties, Inc. on August 22, 2013)

10.2	Indemnification Agreement, dated October 22, 2013 between Home Properties, Inc. and Michael D. Barnello*

10.3	Indemnification Agreement, dated October 22, 2013 between Home Properties, Inc. and Bonnie S. Biumi*

31.1	Section 302 Certification of Chief Executive Officer*

31.2	Section 302 Certification of Chief Financial Officer*

32.1	Section 906 Certification of Chief Executive Officer**

32.2	Section 906 Certification of Chief Financial Officer**

101

XBRL (eXtensible Business Reporting Language). The following materials from the Home Properties, Inc. Quarterly Report on Form 10-Q for the period ended September 30, 2013, formatted in XBRL: (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of comprehensive income, (iv) consolidated statements of equity, (v) consolidated statements of cash flows and (vi) notes to consolidated financial statements. As provided in Rule 406T of Regulation S-T, this information is filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934. *

*      Filed herewith

**       Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOME PROPERTIES, INC.
(Registrant)

Date:	November 1, 2013

By:	/s/ Edward J. Pettinella
Edward J. Pettinella
President and Chief Executive Officer

Date:	November 1, 2013

By:	/s/ David P. Gardner
David P. Gardner
Executive Vice President and
Chief Financial Officer