Form 10-K
period 2013-12-31
HOME PROPERTIES INC
filed 2014-02-21
CIK 923118

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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

Yes    ☐       No    ☑

As of June 30, 2013, the aggregate market value of the 51,663,567 shares of common stock held by non-affiliates was $3,377,247,375 based on the last reported closing sale price of $65.37 per share on the New York Stock Exchange on June 28, 2013.

As of February 13, 2014, there were 57,053,009 shares of common stock, $0.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Part Into Which Incorporated
Proxy Statement for the Annual Meeting of Stockholders to be held on April 29, 2014	Part III

HOME PROPERTIES, INC.

PART I

Forward-Looking Statements

This Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Our actual results could differ materially from those set forth in each forward-looking statement.  Certain factors that might cause such a difference are discussed in this report, including in the section entitled “Forward-Looking Statements” on page 58 of this Form 10-K.

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

The Company conducts its business through Home Properties, L.P. (the “Operating Partnership”), a New York limited partnership, and a management company, Home Properties Resident Services, Inc. (“HPRS”), which is a Maryland corporation.  At December 31, 2013, the Company held 84.8% (83.2% at December 31, 2012) of the limited partnership units in the Operating Partnership (“UPREIT Units”).

Home Properties, through its affiliates described above, as of December 31, 2013, owned and operated 120 communities with 42,170 apartment units (the “Communities” or the “Properties”).

The Properties are concentrated primarily in suburbs of major metropolitan areas along the East Coast of the United States, as follows:

		Apartment
Market Area	Communities	Units
Washington, D.C.	31	12,457
Baltimore	23	10,477
Long Island, New Jersey	27	7,164
Philadelphia	17	5,114
Boston	13	3,556
Chicago	7	2,566
North Lauderdale	2	836
Totals	120	42,170

The Company’s mission is to maximize long-term shareholder value by acquiring, repositioning, developing and managing market-rate apartment communities while enhancing the quality of life for its residents and providing employees with opportunities for growth and accomplishment.  Our vision is to be a prominent owner and manager of market-rate apartment communities, located primarily in the suburbs of selected high barrier, high growth, East Coast markets.  We expect to maintain or grow portfolios in markets that profitably support our mission as economic conditions permit.

The Company (continued)

The Company’s long-term business strategies include:

•      proactively managing and improving its communities to achieve increased net operating income;

•      acquiring additional apartment communities with attractive returns at prices that provide a positive spread over the Company’s long-term cost of capital;

•      limited development of new apartment communities on entitled land, on land adjacent to existing owned communities, and, where there are opportunities to increase the density of units at existing properties;

•      disposing of properties that have reached their potential, are less efficient to operate, or are located in markets where growth has slowed to a pace below that of the markets targeted for acquisition; and

•      maintaining a strong and flexible capital structure with cost-effective access to the capital markets.

Structure

The Company was formed in November 1993 as a Maryland corporation and is the general partner of the Operating Partnership.  On December 31, 2013, it held an 84.8% partnership interest in the Operating Partnership comprised of: a 1.0% interest as sole general partner; and an 83.8% limited partner interest through its wholly owned subsidiary, Home Properties I, LLC, which owns 100% of Home Properties Trust, the actual limited partner of the Operating Partnership.  The holders of the remaining 15.2% of the UPREIT Units are certain individuals and entities who received UPREIT Units as consideration for their interests in entities owning apartment communities purchased by the Operating Partnership, including certain officers of the Company.

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

•     balancing its decentralized property management philosophy with the efficiencies of centralized support functions and accountability, including rent optimization and volume purchasing;

•      enhancing the quality of living for the Company’s residents by improving annually the service and physical amenities available at each community in an environmentally responsible manner;

•      adopting new technology so that the time and cost spent on administration can be minimized while the time spent attracting and serving residents can be maximized;

•      continuing to utilize its written “Pledge” of customer satisfaction that is the foundation on which the Company has built its brand recognition; and

•      focusing on expense control while also improving the level of service to residents.

The Company has a strategy of acquiring and repositioning mature C to B- apartment communities.  Since its 1994 IPO, the Company has acquired and redeveloped 221 communities, containing nearly 62,000 units.  The rehabilitation and revitalization process targets a minimum 10% cash-on-cash return on repositioning investments.  It is expected that capital expenditures in 2014 on repositioning investments will be in line with 2013 levels as residents continue to have a preference for an upgraded apartment at a higher monthly rent in a recovering economic environment.  Extensive experience and expertise in redevelopment has helped the Company build significant internal design and construction management skills.   The complete repositioning of a community can take place over a five to seven year period.  The comprehensive process typically begins with improvements in landscaping, signage and common areas.  Exterior improvements increase curb appeal and marketability of the property.  Deferred maintenance is corrected, which can include new HVAC systems, roofs, balconies and windows.  At many properties, community centers and swimming pools are added or upgraded.  Apartment interiors are renovated when residents move out, with the most significant investments made in upgrading kitchens and baths.  Complete remodeling of dated kitchens and bathrooms typically includes new appliances, flooring, counters, cabinets, lighting, tile, fixtures, sinks, bathtubs and toilets.  It may include the removal of kitchen walls to create an open concept living space.  When feasible, in-unit washers and dryers are added. Repositioning efforts upgrade properties that were C to B- level when acquired to the B to B+ level, which, over time, significantly increases the property’s rental income, net operating income and market value.

Acquisition, Development and Sale Strategies

The Company’s strategy is to grow primarily through acquisitions in the suburbs of major metropolitan markets that are near public transportation and major highways and have significant barriers to new construction, limited new apartment supply, easy access to the Company’s headquarters and enough apartments available for acquisition to achieve a critical mass.  Targeted markets also possess other characteristics, including acquisition opportunities below replacement costs, a mature housing stock, high average single-family home prices, a favorable supply/demand relationship, stable or moderate job growth, reduced vulnerability to economic downturns and large prime renter populations including immigrants and young adults in their twenties and early thirties.  The Company currently expects its growth will be focused primarily within suburban sub-markets of selected metropolitan areas within the Northeast and Mid-Atlantic regions of the United States where it has already established a presence.  The Company’s largest markets include the suburbs of Baltimore, Boston, New York City, Philadelphia and Washington, D.C.  The Company may expand into new markets that possess the characteristics described above although it has no current plans to do so.  Continued geographic specialization is expected to have a greater impact on operating efficiencies versus widespread accumulation of properties.  The Company will continue to pursue the acquisition of individual properties as well as multi-property portfolios.  It may also consider strategic investments in other apartment companies, as well as strategic alliances, such as joint ventures.

During 2013, the Company acquired two communities with a total of 457 units for an aggregate consideration of $56 million, or an average of approximately $122,000 per apartment unit.  The weighted average expected first year capitalization rate for the acquired communities was 6.5%.  Capitalization rate (“cap rate”) is defined as the rate of interest used to convert the first year expected net operating income (“NOI”) less a 2.7% management fee into a single present value.  NOI is defined by the Company as rental income and property other income less operating and maintenance expenses.  The acquisitions were in suburban Boston and Philadelphia.

The Company believes that it will have the opportunity to make acquisitions during 2014 and has projected $150 million to $250 million in purchases for the year.

The Company has the ability to develop new market-rate communities.  It plans to engage in development activity only in markets in which it is currently doing business in order to add net asset value and supplement future earnings and growth.  It expects to develop new apartment communities on entitled land and on land adjacent to existing Properties, as well as to increase the density of units at some communities currently owned.  The Company plans to continue construction of one project started in late 2011 and another started in the second quarter of 2012.  The Company plans to spend approximately $60 million on development in 2014.  There are no additional construction starts planned for 2014.

The Company closed on the sale of four communities in 2013 with a total of 1,013 units for approximately $192 million, resulting in a weighted average unlevered internal rate of return (“IRR”) of 11.3% over the ownership period of these four communities.  The Company closed on the sale of six communities in 2012 with a total of 1,596 units for approximately $160 million, resulting in a weighted average IRR of 14.1% over the ownership period of these six communities. IRR is defined as the discount rate at which the present value of the future cash flows of the investment is equal to the cost of the investment.  The Company has specifically identified additional communities for sale in 2014 and will continue to evaluate the sale of its communities.  The Company expects to dispose of between $160 million and $260 million of properties for the year.   Typically, a property will be targeted for sale if management is of the opinion that it has reached its potential or if it is located in a slower growth market or is less efficient to operate.  After many years of being a net acquirer, and for 2013 a net seller, the Company is looking to create a better balance, with an equal range targeted of acquisitions and dispositions.  Property sale proceeds add another significant source of capital, reducing reliance on debt and equity sources.

Financing and Capital Strategies

The Company intends to continue to adhere to the following financing policies:

•      maintaining a ratio of debt-to-total value (total debt of the Company as a percentage of the value (using the Company’s value as calculated under the terms of the line of credit facility)) of approximately 38.5% or less;

•      utilizing primarily fixed rate debt;

•      varying debt maturities to avoid significant exposure to interest rate changes upon refinancing; and

•      maintaining a line of credit so that it can respond quickly to acquisition opportunities.

On December 31, 2013, the Company’s debt was approximately $2.5 billion and the debt-to-total market capitalization ratio was 40.5% based on the year-end closing price of the Company’s common stock of $53.62.  The weighted average interest rate on the Company’s mortgage debt as of December 31, 2013 was 5.11% and the weighted average maturity was approximately four and a half years.  Debt maturities are staggered, with an average 12.4% of loans maturing each of the next eight years.  The debt maturity range is from a high of 24.5% in 2018 (includes line facility bank term loan) to a low of 2.8% in 2014.  As of December 31, 2013, the Company had a $450 million unsecured line of credit facility with M&T Bank and U.S. Bank National Association (acting as joint lead banks) and nine other participating commercial banks with $193 million outstanding on the line of credit.

To further strengthen the Company’s balance sheet and increase its financial flexibility, during 2013 the Company pursued certain capital market initiatives as follows:

•      The Company publicly offered 4.4 million shares of its common stock at a price of $63.00 per share, for net proceeds of approximately $268 million.

•      The Company received a published investment grade credit rating of Baa2 from Moody’s Investor Services to complement its existing BBB rating from Fitch Ratings.

•      The Company renegotiated and extended the unsecured line of credit facility and extended the $250 million unsecured term loan.

-       In August 2013, the $275 million line of credit facility was increased to $450 million and now matures August 18, 2017, and may be extended at the Company’s option for an additional one-year period.  Borrowings under the line of credit bear interest at a variable rate based on LIBOR, plus a spread from 1.00% to 2.00% based on the Company’s leverage ratio.  As of December 31, 2013, based on the Company’s leverage ratio, the LIBOR margin was 1.00%, and the one-month LIBOR was 0.19%; resulting in an effective rate of 1.19% for the Company.

-       In August 2013, the Company extended the term on a $250 million unsecured term loan, which was set to mature on December 8, 2016, through August 18, 2018.

•      The Company increased the value of unencumbered properties in relationship to the total property portfolio from 37.5% to 47.8%.  This higher level adds flexibility, allowing the Company to place additional unsecured financing or increase secured borrowing on unencumbered assets.

•      The Government Sponsored Enterprises (“GSEs”) Fannie Mae and Freddie Mac are still active lending to apartment owners.  However, no secured debt was added during 2012 or 2013, except for one small loan assumed in conjunction with a property acquisition.   The Company paid off approximately $317 million of mortgage debt in 2013 with a weighted average interest rate of 4.45%.

Financing and Capital Strategies (continued)

The capital market initiatives described above allowed the Company to achieve stronger key debt and credit metrics at December 31, 2013 versus December 31, 2012 as follows:

•      total debt to value was reduced to 38.5% from 45.2%; (1)

•      total secured debt to value was reduced to 28.4% from 35.0%; (1)

•      net debt to EBITDA (net income before interest expense, income taxes, depreciation and amortization) was reduced to 6.1 times from 7.2 times;

•      interest coverage ratio was increased to 3.5 times from 3.0 times;

•      fixed charge coverage ratio increased to 3.3 times from 2.9 times; and

•      the value of the unencumbered asset pool was increased to $3.0 billion from $2.3 billion; or to 47.8% from 37.5% of total value, respectively. (1)

(1)  Value as calculated under the terms of the line of credit facility.

For 2014, the Company plans to continue to increase the level of the value of unencumbered properties to over 50% of the portfolio, maintaining the debt-to-total value ratio at a level equal to or slightly less than the level at December 31, 2013 and utilizing more unsecured debt with little reliance on secured debt.

Management expects to continue to fund a portion of its continued growth by taking advantage of its UPREIT structure and using UPREIT Units as currency in acquisition transactions.  It is difficult to predict the level of demand from sellers for this type of transaction.  In periods when the Company’s stock price is trading at a discount to estimated net asset value (“NAV”) per share, it is unlikely that management would engage in UPREIT transactions.

The Company’s strategy is to opportunistically repurchase shares at a discount to its estimated NAV, thereby continuing to build value for long-term shareholders.  The last year where the Company repurchased any shares under this program was 2008.  At December 31, 2013, there was approval remaining to purchase 2.3 million shares.  Management does not anticipate making additional share repurchases in 2014.

Competition

The Company’s properties are primarily located in developed areas where there are other multifamily properties which directly compete for residents.  There is also limited competition from single family homes and condominiums for sale or rent.  The competitive environment may have a detrimental effect on the Company’s ability to lease apartments at existing and newly developed properties, as well as on rental rates.

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

Market Environment

The markets in which Home Properties operates could be characterized long term as stable, with moderate levels of job growth.  After a recessionary period, starting in 2010 and expected to continue through 2014, many regions of the United States have been experiencing varying degrees of economic recovery resulting in improving job growth for both the country as a whole and the Company’s markets.

In 2012, the Company’s markets job growth was slightly behind the U.S. average with 1.1% job growth versus 1.4%, respectively.  In 2013, the Company’s markets job growth continued to lag the U.S. average with a 1.2% growth rate versus 1.6%.  However, the unemployment rate for the Company’s markets of 5.8% continues to compare favorably to the country average of 6.5%.  The Company’s Northern VA/DC market continues to experience the lowest unemployment rate of 4.6% at December 31, 2013.  This market represents 29.5% of the Company’s total apartment unit count.

New construction in the Company’s markets is low relative to the existing multifamily housing stock and compared to other regions of the country.  In 2013, Home Properties’ markets represented 27.7% of the total estimated existing U.S. multifamily housing stock, but only 21.0% of the country’s estimated new supply of multifamily housing units.

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

An analysis of multifamily supply compared to multifamily demand can indicate whether a particular market is tightening, softening or in equilibrium.  The fourth to last column in the “Multifamily Supply and Demand” table on page 11 reflects current estimated net new multifamily supply as a percentage of new multifamily demand for the Company’s markets and the United States.  For both the Company’s markets and the country as a whole, net new supply is low compared to expected new demand.  For the country, net new supply represents 75.4% of net new demand, creating an environment where both pricing and/or occupancy will remain stable with room for some improvement.  The relationship in the Company’s markets is much better, where net new supply after obsolescence is expected to meet only 43.0% of the expected increasing demand for rental housing.

Market Demographics

							2013
							Multifamily
						2013	Units as a %	2013
	% of	2013	2013	2013 vs. 2012	December 2013	Median	of Total	Multifamily
	Company	Number of	Job	Job Growth	Unemployment	Home	Housing Units	Housing
CBSA Market Area	Units	Households	Growth	% Change	Rate	Value	Stock (5)	Stock (6)
Northern VA/DC	29.5%	2,167,514	25,800	0.8%	4.6%	337,411	29.9%	691,686
Baltimore, MD	24.8%	1,054,882	18,600	1.4%	5.9%	254,323	19.9%	229,138
Suburban New York City (1)	17.0%	7,021,531	135,300	1.6%	6.6%	372,219	37.4%	2,854,470
Eastern PA (2)	12.2%	2,603,293	16,100	0.5%	6.4%	222,609	15.5%	435,440
Boston, MA (3)	8.4%	2,015,316	58,100	2.2%	5.7%	314,829	22.0%	481,842
Chicago, IL	6.1%	3,523,234	65,700	1.5%	8.3%	208,352	24.7%	949,673
Southeast Florida (4)	2.0%	2,166,701	56,600	2.4%	6.0%	174,399	38.8%	989,638
Home Properties Markets	100.0%	20,552,471	376,200	1.2%	5.8%	295,770	29.5%	6,631,887
United States		119,206,509	2,193,000	1.6%	6.5%	171,345	17.8%	23,914,799

(1)             Suburban New York City is defined for this report as New York-Northern New Jersey-Long Island, NY-NJ-PA Core Based Statistical Area (CBSA).

(2)             Eastern Pennsylvania is defined for this report as Philadelphia-Camden-Wilmington, PA-NJ-DE-MD CBSA & Allentown-Bethlehem-Easton PA-NJ CBSA.

(3)             Boston, MA is defined for this report as Boston-Cambridge-Quincy, MA CBSA & Portland-South Portland-Biddeford, ME CBSA.

(4)             Southeast Florida is defined for this report as Miami-Fort Lauderdale-Miami Beach, FL CBSA.

(5)             Based on The Nielsen Company 2013 estimates calculated from the 2010 U.S. Census figures.

(6)             2013 Multifamily Housing Stock is from The Nielsen Company estimates of five or more units based on the 2010 U.S. Census.

Sources:  Bureau of Labor Statistics (BLS); The Nielsen Company (Nielsen); US Census Bureau - Manufacturing & Construction Div.

Data collected is data available as of February 5, 2014 and in some cases may be preliminary.

BLS is the principal fact-finding agency for the Federal Government in the broad field of labor economics and statistics.

Nielsen is a leading provider of precision marketing solutions and related products and services.

U.S. Census Bureau’s parent Federal agency is the U.S. Dept. of Commerce, which promotes American business and trade.

Multifamily Supply and Demand

					Estimated	Estimated
				Estimated	Net New	Net New
	Estimated		Estimated	2013	Multifamily	Multifamily
	2013	Estimated	2013	New	Supply as a	Supply as a		Expected
	New	2013	Net New	Multifamily	% of New	% of	Expected	Excess
	Supply of	Multifamily	Multifamily	Household	Multifamily	Multifamily	Excess	Revenue
CBSA Market Area	Multifamily (7)	Obsolescence (8)	Supply (9)	Demand (10)	Demand	Stock	Demand (11)	Growth (12)
Northern VA/DC	10,319	3,458	6,861	5,144	133.4%	1.0%	(1,717)	(0.2%)
Baltimore, MD	2,527	1,146	1,381	2,474	55.8%	0.6%	1,093	0.5%
Suburban New York City (1)	26,287	14,272	12,015	33,717	35.6%	0.4%	21,702	0.8%
Eastern PA (2)	4,325	2,177	2,148	1,666	128.9%	0.5%	(482)	(0.1%)
Boston, MA (3)	6,507	2,409	4,098	8,520	48.1%	0.9%	4,422	0.9%
Chicago, IL	3,701	4,748	(1,047)	10,811	(9.7%)	(0.1%)	11,858	1.2%
Southeast Florida (4)	12,565	4,948	7,617	14,651	52.0%	0.8%	7,034	0.7%
Home Properties Markets	66,231	33,158	33,073	76,983	43.0%	0.5%	43,910	0.7%
United States	315,694	119,574	196,120	260,003	75.4%	0.8%	63,883	0.3%

(1)-(6) see footnotes prior page

(7)             Estimated 2013 New Supply of Multifamily =  Multifamily permits (2013 figures U.S. Census Bureau, Mfg. & Constr. Div., 5+ permits only) adjusted by the average % of permits resulting in a construction start (estimated at 95%).

(8)             Estimated 2013 Multifamily Obsolescence = Estimated 2013 Multifamily Housing Stock multiplied by the estimated % of obsolescence (0.5%).

(9)             Estimated 2013 Net New Multifamily Supply = Estimated 2013 New Supply of Multifamily - Estimated 2013 Multifamily Obsolescence.

(10)        Estimated 2013 New Multifamily Household Demand = 2013 job growth (Nonfarm, not seasonally adjusted payroll employment figures) (12/31/2012-12/31/2013) multiplied by the expected % of new household formations resulting from new jobs (66.7%) and the % of multifamily households in each market (based on Nielsen estimates).

(11)        Expected Excess Demand = Estimated 2013 New Multifamily Household Demand - Estimated 2013 Net New Multifamily Supply.

(12)        Expected Excess Revenue Growth = Expected Excess Demand divided by 2013 Multifamily Housing Stock.  This percentage is expected to reflect the relative impact that changes in the supply and demand for multifamily housing units will have on occupancy rates and/or rental rates in each market, beyond the impact caused by broader economic factors, such as inflation and interest rates.

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

Our business is subject to uncertainties and risks.  Please carefully consider the risk factors described below, which apply to Home Properties, the Operating Partnership, and HPRS, in addition to other risks set forth in this Form 10-K.  Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business or prospects.  The risk factors we describe contain or refer to certain forward-looking statements.  You should review the explanation of the limitations of forward-looking statements contained in the section entitled “Forward-Looking Statements” on page 58 of this Form 10-K.

Real Estate Investment Risks

We are subject to risks that are part of owning residential real estate.

Real property investments are subject to varying degrees of risk.  If our communities do not generate revenues sufficient to meet operating expenses, debt service and capital expenditures, our cash flow and ability to make distributions to our stockholders will be adversely affected.  A multifamily apartment community’s revenues and value may be adversely affected by general economic conditions (including unemployment and the erosion in the credit quality of the renter pool); local and regional economic conditions (including population shifts); local and regional real estate considerations (such as oversupply of or reduced demand for apartments); changes in home ownership or condominium affordability; the perception by prospective residents of the convenience and attractiveness of the communities or neighborhoods in which they are located and the quality of local schools and other amenities; and increased operating costs (including real estate taxes and utilities). Certain significant fixed expenses are generally not reduced when circumstances cause a reduction in income from a community.

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

We plan to continue to selectively acquire apartment communities that meet our investment criteria.  We expect that other real estate investors, including insurance companies, pension funds, other REITs and other well-capitalized investors will compete with us to acquire existing properties and to develop new properties.  This competition could increase prices for properties of the type we would likely pursue and adversely affect our growth, profitability and current strategy of targeting an equal range of acquisitions and dispositions.  If we are able to make acquisitions, there are risks that those acquisitions will perform less favorably than we expect.  Our estimates of future income, expenses and the costs of improvements or redevelopment that are necessary to allow us to operate an acquired property as originally intended may prove to be inaccurate.  Other acquisition risks include environmental issues, structural issues, competition, economic submarket changes and employment variables.

Real estate investments are relatively illiquid, and we may not be able to respond to changing conditions quickly.

Real estate investments are relatively illiquid and, therefore, we have limited ability to adjust our portfolio quickly in response to changes in economic or other conditions.  In addition, the prohibition in the Internal Revenue Code (the “Code”) on REITs holding property for sale and related regulations may affect our ability to sell properties without adversely affecting distributions to stockholders.  A number of our properties were acquired using UPREIT Units and nine of those properties are subject to certain agreements which may restrict our ability to sell such properties in transactions that would create current taxable income to the former owners.

Real Estate Investment Risks (continued)

Possible difficulty of selling apartment communities could limit our flexibility.

We have identified certain of our communities that we intend to sell in 2014. We may encounter difficulty in finding buyers in a timely manner and who are willing to pay acceptable prices for these communities. If we are unable to sell apartment communities or if we can only sell them at prices lower than are expected, then we may have to take on additional leverage in order to provide adequate capital to execute our strategy.

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

Real Estate Investment Risks (continued)

A significant uninsured property or liability loss could adversely affect us in a material way.

The Company carries comprehensive liability, fire, extended and rental loss insurance for each of our properties.  There are however certain types of extraordinary losses, such as losses for certain natural catastrophes and relating to environmental contamination, for which the Company may not have insurance coverage.  If an uninsured loss occurred, we could incur significant expense.  As a result of a catastrophic uninsured event impacting an entire property, we could lose our investment in and cash flow from, the affected property, and could be required to repay any indebtedness secured by that property and related taxes and other charges.

The Company is subject to increased exposure to economic and other competitive factors due to concentration of its Properties in certain markets.

At December 31, 2013, approximately 29.5%, 24.8%, 17.0% and 12.2% (on an apartment unit basis) of the Company’s Properties are located in the Washington, D.C., Baltimore, Long Island/New Jersey and Philadelphia markets, respectively.  The Company’s current strategy is to reduce its concentration in the Washington, D.C. market to approximately 28%.  However, geographic concentration could present risks if local property market performance falls below expectations as a result of deteriorating economic conditions or other factors.  This could have a negative impact on the Company’s financial condition and results of operations, which could adversely affect our ability to make expected distributions.

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

In every market except North Lauderdale, we are exposed to risks associated with inclement winter weather, including increased costs for the removal of snow and ice.  In addition, in all of our markets, we have exposure to severe storms which also could increase the need for maintenance and repair of our communities.

Real Estate Investment Risks (continued)

We may incur increased costs resulting from the climate change regulations and the occurrence of climate change could adversely affect our financial results.

Various treaties, laws and regulations result in increased capital expenditures to improve the energy efficiency of our properties and may have been adopted relating to climate change.   The Company believes these laws being enacted or proposed may cause energy and waste removal costs at our properties to increase.  We do not expect the direct impact of these increases to be material to our results of operations.  Increased costs relating to energy either would be the responsibility of our residents directly or in large part may be passed through by us to our residents through the utility recovery programs.  We may be able to pass increased waste removal costs on to our residents in the form of increased rental rates.  If this is not possible, it is still not expected that these additional costs would affect the Company’s financial performance in any material way.  To the extent that climate change does occur, we may experience extreme weather and changes in precipitation and temperature, all of which may result in physical damage or a decrease in demand for properties located in these areas or affected by these conditions.  Should the impact of climate change be material in nature, including destruction of our properties, or occur for lengthy periods of time, our financial condition or results of operations may be adversely affected.

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

Real Estate Investment Risks (continued)

We may incur costs due to environmental contamination or non-compliance that could adversely affect our financial results and reputation (continued).

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

All of the communities owned by us and all of the properties that we are currently developing have been subjected to at least a Phase I or similar environmental assessment, which generally does not involve invasive techniques such as soil or ground water sampling.  These assessments, together with subsurface assessments conducted on some of our properties, have not revealed, and we are not otherwise aware of, any environmental conditions that we believe would have a material adverse effect on our business, assets, financial condition or results of operation.  There is no assurance that Phase I assessments would reveal all environmental liabilities.  In addition, environmental conditions not known to the Company may exist now or in the future which could result in liability to the Company for remediation or fines or to third parties for property or personal injury damages, either under existing laws and regulations or future changes to such requirements.

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

As of December 31, 2013, we had approximately $1.8 billion of mortgage debt, a significant portion of which is subject to balloon payments.  We do not expect to have cash flows from operations to make all of these balloon payments.  The mortgage debt matures as follows:

2014	$ 63 million
2015	223 million
2016	301 million
2017	241 million
Thereafter	986 million

Financing Risks (continued)

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

Disruptions in the financial markets could adversely affect our ability to obtain debt financing and impact our acquisitions and dispositions.

In periods when the capital and credit markets experience significant volatility, the amounts, sources and cost of capital available to us may be adversely affected.  We primarily use external financing to fund acquisitions, our re-positioning program and development and to refinance indebtedness as it matures.  If sufficient sources of external financing are not available to us on cost effective terms, we could be forced to limit our planned activity and/or take other actions to fund our business activities and repayment of debt such as selling assets, reducing our cash dividend or paying out less than 100% of our taxable income.  To the extent that we are able and/or choose to access capital at a higher cost than we have experienced in recent years (reflected in higher interest rates for debt financing or a lower stock price for equity financing) our earnings per share and cash flows could be adversely affected.  Uncertainty in the credit markets also could negatively impact our ability to make acquisitions and make it more difficult or not possible for us to sell properties or may adversely affect the price we receive for properties that we do sell, as prospective buyers may experience increased costs of debt financing or difficulties in obtaining debt financing.

Potential continued disruptions in the financial markets could also have other unknown adverse effects on us or the economy generally and may cause the price of our securities to fluctuate significantly and/or to decline.

Failure to maintain our current credit ratings could adversely affect our cost of funds, liquidity and access to capital markets.

There are two rating agencies that have assigned an issuer credit rating to the Company.  These ratings are based on a number of factors, which include their assessment of our financial strength, liquidity, capital structure, and sustainability of cash flow and earnings, among other factors.  If market conditions change, we may not be able to maintain our current ratings, which could adversely affect our cost of funds, liquidity and access to capital markets.

Potential reduction or elimination of the role that Fannie Mae and Freddie Mac play in the multifamily financing sector may negatively impact the multifamily sector and our ability to obtain financing.

Fannie Mae and Freddie Mac (the “GSEs”) are a major source of financing for secured multifamily real estate.  We have used the GSEs for a portion of our financing needs.  There is significant uncertainty surrounding the future of the GSEs.  A final decision by the government to eliminate the GSEs or to change their mandate may adversely affect interest rates and capital availability and the value of multifamily communities.

The Company in part relies on its line of credit to meet its short-term liquidity requirements.

As of December 31, 2013, the Company had an unsecured line of credit agreement of $450 million with an initial maturity date of August 18, 2017, and a one-year extension, at the Company’s option.  The Company had $193 million outstanding under the credit facility on December 31, 2013.  We believe that the lenders under our line of credit will fulfill their obligations thereunder, but if economic conditions deteriorate, there can be no assurance that the ability of those lenders to fulfill their obligations would not be adversely affected.

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

Financing Risks (continued)

Failure to comply with the financial covenants relating to its unsecured debt could result in a default and early repayment of the loans.

In addition to the line of credit, as of December 31, 2013, the Company had $450 million of unsecured debt outstanding.  These loans require the Company to maintain some of the same covenants, ratios and measurements as under the line of credit.  A default in any of these requirements could result in a default of these unsecured loans and a requirement that the loan be repaid early.  This could adversely affect our liquidity and result in increased borrowing costs.

Rising interest rates could adversely affect operations and cash flow.

As of December 31, 2013, approximately 89% of our debt was at fixed rates.  This limits our exposure to changes in interest rates.  Prolonged interest rate increases, however, could negatively affect our ability to make acquisitions, dispose of properties at favorable prices, develop properties and refinance existing borrowings at acceptable rates.

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

Our success depends in part on our ability to attract and retain the services of executive officers and other personnel.  Our executive officers make important capital allocation and other significant decisions or recommendations to our Board of Directors.  There is substantial competition for qualified personnel in the real estate industry, and the loss of several of our key personnel could adversely affect the Company.

Breaches of our data security could materially harm our business and reputation.

We collect and retain certain personal information provided by our residents and employees.  While we have implemented a variety of security measures to protect the confidentiality of this information and periodically review and improve our security measures, there can be no assurance that we will be able to prevent unauthorized access to this information.  Any breach of our data security measures and loss of this information may result in legal liability and costs (including damages and penalties), as well as damage to our reputation, that could materially and adversely affect our business and financial performance.

Other Risks (continued)

Emerging technologies if not adopted properly and internet viruses could negatively impact productivity.

Despite a robust governance structure developed around the use of technology, adoption of emerging technologies (such as a cloud computing model) in an improper or inefficient manner might place Company data, systems and productivity at risk, as well as potentially introduce legal and regulatory compliance issues.  This could be related to new technology that is configured or deployed incorrectly or is not managed appropriately (whether by us or by a vendor).  In addition, the Company could suffer internet interruptions due to malicious software or viruses.  This could temporarily negatively affect various operations and productivity.

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

In order for us to maintain our qualification as a REIT, not more than 50% in value of our outstanding stock may be owned, directly or indirectly, by five or fewer individuals (including certain entities) at any time during the last half of its taxable year.  We have limited ownership of the issued and outstanding shares of common stock by any single stockholder to 8% of the aggregate value of our outstanding shares.

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

Beginning in 2009, the Company made the necessary filings with the Securities and Exchange Commission to institute the sale of its common shares from time to time in “at the market offerings” or negotiated transactions (the “ATM”).  As of December 31, 2013, approximately 2.0 million shares remain available under the current filings relating to the ATM.  If authorized by its Board of Directors, the Company, in the future could affect additional filings to register additional common shares for sale under the ATM.  Sales of substantial amounts of shares of common stock in the public market or the perception that such sales might occur could adversely affect the market price of the common stock.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.   Properties

As of December 31, 2013, the Properties consisted of 120 multifamily residential communities containing 42,170 apartment units.  In 2013, the Company acquired two communities with a total of 457 units in two transactions for total consideration of $55.8 million.  Also in 2013, the Company sold four communities in separate transactions with a total of 1,013 units for total consideration of $192.1 million.   In 2012, the Company acquired three communities with a total of 2,018 units in three transactions for total consideration of $298.2 million and sold six communities in separate transactions with a total of 1,596 units for total consideration of $159.6 million.

The Properties are generally located in established markets in suburban neighborhoods.  Average physical occupancy at the Properties was 95.0% for 2013.  “Physical occupancy” is defined as total possible rental income, net of vacancy, as a percentage of total possible rental income.  Total possible rental income is determined by valuing occupied units at contract rates and vacant units at market rents.  Average economic occupancy at the Properties was 94.0% for 2013.  “Economic occupancy” is defined as total possible rental income, net of vacancy and bad debt expense as a percentage of total possible rental income.  The Properties are typically two- and three-story garden style apartment buildings in landscaped settings and a majority are of brick or other masonry construction.  The Company believes that its strategic focus on appealing to middle income residents and the quality of the services it provides to such residents results in lower resident turnover.  Average turnover at the Properties was approximately 40% for 2013, which is significantly below the national average of approximately 52% for garden style apartments.

Resident leases are generally for a one year term.  Security deposits equal to one month’s rent or less are generally required.

Certain of the Properties collateralize mortgage loans.  See Schedule III contained herein (pages 101 to 103).

The table on the following pages illustrates certain of the important characteristics of the Properties as of December 31, 2013.

Property Information

									(4)	(4)
						(2)	(3)	(3)	2013	2012
						2013	2013	2012	Avg Mo	Avg Mo	12/31/2013
		#	Age		Average	Resident	Average	Average	Rent Rate	Rent Rate	Total Cost
		Of	In	Year	Apt Size	Turnover	Occupancy	Occupancy	per Apt	per Apt	(000)
Region		Apts	Years	Acq/Dev	(Sq Ft)%		%	%	$	$	$
	Core Communities (1)
Baltimore	Annapolis Roads	282	38	2010	977	40%	92%	92%	$ 1,316	$ 1,280	$ 40,540
Baltimore	Bonnie Ridge	960	47	1999	998	41%	94%	96%	1,167	1,142	90,308
Baltimore	Canterbury	618	35	1999	858	42%	95%	95%	1,044	1,007	46,853
Baltimore	Charleston Place	858	42	2010	817	36%	96%	96%	1,231	1,178	119,723
Baltimore	Country Village	344	42	1998	773	53%	94%	95%	1,044	1,049	27,452
Baltimore	Dunfield	312	26	2007	916	46%	95%	95%	1,242	1,200	40,313
Baltimore	Fox Hall	720	37	2007	826	38%	93%	92%	924	895	80,635
Baltimore	Gateway Village	132	24	1999	932	36%	96%	96%	1,418	1,368	13,085
Baltimore	Heritage Woods	164	40	2006	925	43%	95%	96%	1,186	1,194	18,543
Baltimore	Middlebrooke	208	39	2010	834	44%	96%	95%	1,010	989	21,108
Baltimore	Mill Towne Village	384	40	2001	804	42%	96%	96%	955	924	33,717
Baltimore	Morningside Heights	1,050	48	1998	865	39%	93%	92%	967	929	77,684
Baltimore	Owings Run	504	18	1999	1,064	42%	96%	95%	1,303	1,269	52,472
Baltimore	Ridgeview at Wakefield Valley	204	25	2005	972	53%	96%	96%	1,253	1,221	25,711
Baltimore	Saddle Brooke	468	40	2008	889	40%	94%	94%	1,151	1,099	61,761
Baltimore	Selford	102	26	1999	946	42%	97%	97%	1,466	1,409	9,848
Baltimore	The Apts at Cambridge Court	544	14	2011	900	48%	92%	93%	1,372	1,349	93,603
Baltimore	The Coves at Chesapeake	469	31	2006	986	48%	93%	94%	1,337	1,286	78,659
Baltimore	The Greens at Columbia	168	27	2010	969	39%	94%	94%	1,479	1,427	28,970
Baltimore	Top Field	156	40	2006	1,132	37%	96%	95%	1,348	1,315	23,457
Baltimore	Village Square	370	45	1999	967	37%	95%	96%	1,224	1,193	30,373
Baltimore	Westbrooke	110	52	2010	651	41%	96%	95%	903	862	8,319
Boston	Gardencrest	696	65	2002	907	36%	96%	97%	1,717	1,637	120,768
Boston	Highland House	172	44	2006	709	44%	95%	97%	1,296	1,244	21,746
Boston	Liberty Commons	120	7	2006	1,075	55%	97%	96%	1,312	1,310	15,027
Boston	Liberty Place	107	25	2006	924	36%	96%	96%	1,552	1,508	18,404
Boston	Redbank Village	500	69	1998	752	48%	97%	97%	975	941	33,680
Boston	Stone Ends	280	34	2003	813	48%	96%	96%	1,360	1,310	43,280
Boston	The Commons at Haynes Farm	302	22	2011	881	41%	97%	96%	1,362	1,288	45,269
Boston	The Heights at Marlborough	348	40	2006	898	46%	96%	95%	1,310	1,250	61,277
Boston	The Meadows at Marlborough	264	41	2006	822	44%	96%	95%	1,275	1,202	42,704
Boston	The Townhomes of Beverly	204	43	2007	973	46%	96%	96%	1,631	1,544	42,755
Boston	The Village at Marshfield	276	41	2004	766	41%	95%	96%	1,266	1,202	41,339
Boston	Westwoods	35	23	2007	832	29%	98%	97%	1,390	1,310	4,698
Chicago	Blackhawk	371	52	2000	804	56%	95%	96%	922	896	28,033
Chicago	Courtyards Village	224	42	2001	765	42%	98%	97%	933	892	19,821
Chicago	Cypress Place	192	43	2000	840	43%	98%	97%	1,063	1,008	17,090

Property Information

									(4)	(4)
						(2)	(3)	(3)	2013	2012
						2013	2013	2012	Avg Mo	Avg Mo	12/31/2013
		#	Age		Average	Resident	Average	Average	Rent Rate	Rent Rate	Total Cost
		Of	In	Year	Apt Size	Turnover	Occupancy	Occupancy	per Apt	per Apt	(000)
Region		Apts	Years	Acq/Dev	(Sq Ft)%		%	%	$	$	$
Chicago	Lakeview Townhomes	120	17	2010	1,080	35%	97%	94%	$ 1,252	$ 1,228	$ 17,194
Chicago	The Colony	783	40	1999	716	42%	97%	97%	929	897	61,903
Chicago	The Gates of Deer Grove	204	39	2011	844	52%	95%	95%	1,069	1,042	21,481
Chicago	The New Colonies	672	39	1998	674	62%	96%	95%	771	773	39,728
North Lauderdale	The Hamptons	668	24	2004	945	45%	94%	95%	1,057	1,007	76,040
North Lauderdale	Vinings at Hampton Village	168	24	2004	1,171	39%	97%	96%	1,179	1,124	19,511
Long Island	Bayview/Colonial	160	46	2000	717	33%	98%	99%	1,361	1,312	16,966
Long Island	Cambridge Village	82	46	2002	725	34%	98%	98%	1,939	1,873	8,990
Long Island	Crescent Club	257	40	2010	876	35%	97%	96%	1,407	1,345	38,666
Long Island	Devonshire Hills	656	45	2001	767	37%	97%	97%	1,671	1,641	128,002
Long Island	Hawthorne Court	434	45	2002	759	36%	97%	97%	1,519	1,478	59,146
Long Island	Heritage Square	80	64	2002	696	44%	99%	98%	1,899	1,837	10,600
Long Island	Holiday Square	144	34	2002	575	21%	99%	99%	1,318	1,269	13,600
Long Island	Lake Grove	368	43	1997	775	41%	96%	96%	1,549	1,503	42,742
Long Island	Mid-Island Estates	232	48	1997	684	31%	98%	99%	1,499	1,461	20,168
Long Island	Sayville Commons	342	12	2005	1,012	16%	98%	97%	1,685	1,629	68,825
Long Island	Southern Meadows	452	42	2001	813	35%	96%	96%	1,525	1,464	57,129
Long Island	Westwood Village	242	44	2002	917	42%	95%	97%	2,571	2,484	47,102
Long Island	Woodmont Village	97	45	2002	725	45%	97%	96%	1,410	1,370	12,949
Long Island	Yorkshire Village	40	44	2002	766	63%	97%	98%	1,988	1,905	5,139
New Jersey	Barrington Gardens	148	40	2005	837	39%	97%	97%	1,369	1,286	14,543
New Jersey	Chatham Hill	308	46	2004	856	41%	95%	95%	1,988	1,881	67,435
New Jersey	East Hill Gardens	33	55	1998	694	12%	98%	98%	1,631	1,607	3,667
New Jersey	Hackensack Gardens	198	65	2005	552	40%	97%	98%	1,218	1,176	21,077
New Jersey	Jacob Ford Village	270	65	2007	744	27%	98%	99%	1,409	1,327	36,239
New Jersey	Lakeview	106	64	1998	575	33%	97%	97%	1,477	1,431	10,791
New Jersey	Northwood	134	48	2004	850	37%	97%	97%	1,435	1,387	21,084
New Jersey	Oak Manor	77	57	1998	1,006	46%	97%	98%	2,016	1,890	9,656
New Jersey	Pleasant View Gardens	1,142	45	1998	738	37%	97%	96%	1,224	1,190	95,095
New Jersey	Pleasure Bay	270	42	1998	803	46%	96%	97%	1,144	1,081	21,516
New Jersey	Royal Gardens	550	45	1997	872	31%	97%	97%	1,323	1,294	43,037
New Jersey	Wayne Village	275	48	1998	790	32%	96%	97%	1,487	1,443	27,603
New Jersey	Windsor Realty	67	60	1998	622	37%	98%	95%	1,345	1,324	6,887
Philadelphia	Glen Manor	174	37	1997	642	47%	96%	95%	833	821	10,614
Philadelphia	Golf Club	399	44	2000	857	46%	95%	95%	1,177	1,137	45,870
Philadelphia	Hill Brook Place	274	45	1999	711	37%	96%	96%	953	942	23,075
Philadelphia	Home Properties of Bryn Mawr	316	62	2000	705	72%	94%	95%	1,494	1,435	41,036
Philadelphia	Home Properties of Devon	631	50	2000	913	48%	95%	94%	1,291	1,233	83,263

Property Information

									(4)	(4)
						(2)	(3)	(3)	2013	2012
						2013	2013	2012	Avg Mo	Avg Mo	12/31/2013
		#	Age		Average	Resident	Average	Average	Rent Rate	Rent Rate	Total Cost
		Of	In	Year	Apt Size	Turnover	Occupancy	Occupancy	per Apt	per Apt	(000)
Region		Apts	Years	Acq/Dev	(Sq Ft)%		%	%	$	$	$
Philadelphia	New Orleans Park	442	42	1997	696	41%	95%	95%	$ 912	$ 898	$ 33,236
Philadelphia	Racquet Club East	466	42	1998	910	43%	96%	95%	1,134	1,113	46,511
Philadelphia	Racquet Club South	103	44	1999	860	48%	94%	95%	964	945	8,155
Philadelphia	Ridley Brook	244	51	1999	796	37%	95%	96%	988	967	18,146
Philadelphia	Sherry Lake	298	48	1998	813	44%	96%	96%	1,328	1,271	33,298
Philadelphia	The Brooke at Peachtree Village	146	27	2005	1,261	38%	97%	97%	1,245	1,186	21,740
Philadelphia	The Landings	384	40	1996	912	48%	95%	96%	1,118	1,068	35,978
Philadelphia	Trexler Park	250	39	2000	919	46%	94%	95%	1,161	1,118	28,044
Philadelphia	Trexler Park West	216	5	2008	1,032	54%	96%	96%	1,395	1,372	26,391
Philadelphia	Waterview	203	45	2011	776	47%	95%	93%	1,094	1,060	29,398
Philadelphia	William Henry	363	42	2000	939	49%	94%	95%	1,229	1,194	48,163
Washington, D.C.	1200 East West	247	3	2010	839	34%	96%	96%	1,901	1,885	85,331
Washington, D.C.	Braddock Lee	255	58	1998	749	29%	97%	98%	1,436	1,396	23,501
Washington, D.C.	Cider Mill	864	35	2002	840	32%	96%	96%	1,238	1,192	104,347
Washington, D.C.	Cinnamon Run	511	53	2005	966	30%	93%	94%	1,297	1,276	79,778
Washington, D.C.	Courts at Huntington Station	421	2	2011	996	46%	92%	88%	2,011	1,994	122,227
Washington, D.C.	East Meadow	150	42	2000	943	35%	96%	97%	1,473	1,415	18,846
Washington, D.C.	Elmwood Terrace	504	40	2000	910	42%	95%	95%	1,001	969	36,822
Washington, D.C.	Hunters Glen	108	29	2011	822	54%	93%	96%	1,025	976	8,521
Washington, D.C.	Mount Vernon Square	1,387	39	2006	847	40%	94%	95%	1,344	1,289	167,574
Washington, D.C.	Newport Village	937	45	2011	1,051	36%	94%	95%	1,568	1,553	219,876
Washington, D.C.	Park Shirlington	294	58	1998	840	28%	96%	97%	1,436	1,380	25,864
Washington, D.C.	Peppertree Farm	879	59	2005	1,020	26%	94%	94%	1,269	1,245	124,285
Washington, D.C.	Seminary Hill	296	53	1999	901	32%	97%	97%	1,421	1,367	25,579
Washington, D.C.	Seminary Towers	544	49	1999	911	35%	96%	96%	1,479	1,440	53,316
Washington, D.C.	Somerset Park	108	7	2011	967	46%	97%	97%	1,513	1,451	20,564
Washington, D.C.	Tamarron	132	26	1999	955	49%	94%	96%	1,649	1,588	15,752
Washington, D.C.	The Apts at Wellington Trace	240	11	2004	1,085	55%	95%	97%	1,422	1,394	32,620
Washington, D.C.	The Courts at Dulles	411	13	2011	991	45%	94%	95%	1,555	1,544	95,039
Washington, D.C.	The Courts at Fair Oaks	364	23	2010	798	42%	96%	96%	1,543	1,500	76,991
Washington, D.C.	The Manor - MD	435	44	2001	908	36%	94%	96%	1,356	1,321	52,870
Washington, D.C.	The Manor - VA	198	39	1999	819	44%	95%	97%	1,165	1,106	15,673
Washington, D.C.	The Sycamores	185	35	2002	858	49%	95%	97%	1,490	1,449	26,117
Washington, D.C.	Village at Potomac Falls	247	14	2010	940	48%	95%	96%	1,453	1,391	41,040
Washington, D.C.	West Springfield	244	35	2002	957	35%	96%	96%	1,594	1,556	42,674
Washington, D.C.	Westchester West	345	41	2008	985	33%	93%	94%	1,386	1,337	54,244
Washington, D.C.	Woodleaf	228	28	2004	709	33%	96%	96%	1,293	1,284	25,407

	Core Total/Weighted Avg	38,440	39		867	40%	95%	95%	$ 1,294	$ 1,254	$ 4,851,312

Property Information

									(4)	(4)
						(2)	(3)	(3)	2013	2012
						2013	2013	2012	Avg Mo	Avg Mo	12/31/2013
		#	Age		Average	Resident	Average	Average	Rent Rate	Rent Rate	Total Cost
		Of	In	Year	Apt Size	Turnover	Occupancy	Occupancy	per Apt	per Apt	(000)
Region		Apts	Years	Acq/Dev	(Sq Ft)%		%	%	$	$	$

	Redevelopment Communities
Washington, D.C.	Arbor Park of Alexandria	851	45	2000	1,038	38%	82%	80%	$ 1,560	$ 1,462	$ 128,439

	2012 Acquisition Communities (5)
Baltimore	Howard Crossing	1350	45	2012	805	35%	95%	91%	$ 1,132	$ 1,098	$ 192,639
Washington, D.C.	The Apts at Cobblestone Square	314	1	2012	923	60%	96%	84%	1,317	1,270	48,935
Washington, D.C.	The Manor East	164	49	2012	841	44%	93%	94%	1,118	1,057	19,646
Washington, D.C.	Woodway at Trinity Centre	504	16	2012	868	40%	96%	96%	1,413	1,374	98,049

	2012 Total/Weighted Avg	2,332	28		837	40%	95%	91%	$ 1,217	$ 1,178	$ 359,269

	2013 Acquisition Communities (5)
Boston	Middlesex Crossing	252	39	2013	750	10%	96%	n/a	$ 1,343	n/a	$ 40,019
Philadelphia	Stone Hill	205	42	2013	812	20%	90%	n/a	900	n/a	15,467

	2013 Construction Communities (6)
Washington, D.C.	Eleven55 Ripley	90	-	2013	799	0%	13%	n/a	2,051	n/a	4,363

	2013 Total/Weighted Avg	547	27		781	12%	73%	n/a	$ 1,187	n/a	$ 59,849

	Property Total/Weighted Avg	42,170	38		867	40%	95%	95%	$ 1,295	$ 1,256	$ 5,398,869

(1) “Core Communities” represents the 38,440 apartment units owned consistently throughout 2013 and 2012.

(2) Resident Turnover” reflects, on an annual basis, the number of moveouts; divided by the total number of apartment units.

(3) “Average Occupancy %” is the average physical occupancy for the 12 months ended December 31, 2013 and 2012.

(4) “Avg Mo Rent Rate per Apt” takes into account resident concessions.

(5) For communities acquired during 2013 and 2012, this is the average occupancy from the date of acquisition.

(6) Eleven55 Ripley is under construction with 90 units in service at December 31, 2013.

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

Current construction projects

•                  Eleven55 Ripley, a 379 unit high rise development consisting of two buildings, a 21 story high-rise and a 5 story mid-rise, is located in Silver Spring, Maryland.  Construction commenced in the fourth quarter of 2011, and is expected to continue through the first half of 2014 with initial occupancy in the fourth quarter of 2013 for a total projected cost of $111 million.

•                  The Courts at Spring Mill Station, a 385 unit development consisting of two buildings, being built in a combination donut/podium style, is located in Conshohocken, Pennsylvania.  Construction commenced in the second quarter of 2012, and is expected to continue through 2014 with initial occupancy in the second quarter of 2014.  The total projected cost for this development is $89 million.

•                  During the first quarter of 2013, the Company purchased a land parcel located in Tysons Corner, Virginia.  The Company intends to develop approximately 694 units in a residential community on this entitled parcel for approximately $232 million.

•                  During the fourth quarter of 2013, the Company purchased a land parcel located in Linthicum, Maryland.  The land is intended for future development of approximately 300 multifamily units.

Redevelopment

•                  The Company has one project under redevelopment.  Arbor Park, located in Alexandria, Virginia, has 851 garden apartments in fifty-two buildings built in 1967.  The Company plans to extensively renovate all of the units over several years on a building by building basis.  As of December 31, 2013, there were four buildings with 42 units under renovation and thirty-six buildings with 596 units completed and 540 units occupied.  As of December 31, 2013, rents in the renovated units were averaging $1,684 compared to $1,364 for the existing non-renovated units.  As of December 31, 2013, the Company has incurred costs of $22 million for the renovation which is included in buildings, improvements and equipment.  The entire project is expected to be completed in early 2015 for a projected cost of $32 million.

Supplemental Property Information

At December 31, 2013, none of the Company’s properties have an individual net book value equal to or greater than 10% of the total assets of the Company or would have accounted for 10% or more of the Company’s aggregate gross revenues for 2013.  There is no resident who has one or more leases which, in the aggregate, account for more than 10% of the aggregate gross revenues for 2013.

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

2013	High	Low	Dividends
Fourth Quarter	$61.65	$52.16	$0.70
Third Quarter	$67.04	$56.24	$0.70
Second Quarter	$67.79	$59.51	$0.70
First Quarter	$64.30	$59.93	$0.70
2012
Fourth Quarter	$63.00	$56.85	$0.66
Third Quarter	$66.98	$60.93	$0.66
Second Quarter	$64.20	$58.35	$0.66
First Quarter	$61.25	$54.42	$0.66

As of February 13, 2014, the Company had approximately 2,929 shareholders of record; 57,053,009 common shares (plus 10,224,203 UPREIT Units convertible into 10,224,203 common shares) were outstanding, and the closing price of the Company’s common stock on the NYSE was $58.76.  It is the Company’s policy to pay dividends.  The Company has historically paid dividends on a quarterly basis in the months of February or March, May, August and November.

On February 1, 2014, the Board declared a dividend of $0.73 per share for the quarter ended December 31, 2013.  The dividend is payable February 25, 2014 to shareholders of record on February 13, 2014.

Performance Graph

The following graph compares the cumulative return on the Company’s common stock during the five year period ended December 31, 2013 to the cumulative return of the NAREIT All Equity REIT Index (“NAREIT Equity”) and the Standard and Poor’s 500 Index (“S&P 500”) for the same period.  Management believes that the NAREIT Equity is an appropriate industry index and the S&P 500 is a broad equity market index for purposes of this graph.  The total return on the Company’s common stock assumes that dividends were reinvested quarterly at the same price as provided under the Company’s Dividend Reinvestment and Direct Stock Purchase Plan.  All comparisons are based on a $100.00 investment on December 31, 2008 and the reinvestment of all dividends during the comparison period.  Data for the NAREIT Equity and S&P 500 were provided to the Company by NAREIT.  Stockholders should note that past performance does not predict future results.

	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013
 HME	$100.00	$127.16	$155.02	$167.78	$186.53	$170.83
■ NAREIT Equity	$100.00	$127.99	$163.76	$177.32	$212.26	$218.32
● S&P 500	$100.00	$126.46	$145.51	$148.59	$172.37	$228.19

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

Issuer Purchases of Equity Securities

The Company has a stock repurchase program, approved by its Board of Directors (the “Board”), under which it may repurchase shares of its common stock or UPREIT Units (the “Company Program”).  The shares and units may be repurchased through open market or privately negotiated transactions at the discretion of Company management.  The Board’s action did not establish a specific target stock price or a specific timetable for share repurchase.  At December 31, 2013, the Company had authorization to repurchase 2,291,160 shares of common stock and UPREIT Units under the Company Program.  During the three months ended December 31, 2013, the Company did not repurchase any shares under the Company Program.  The last year where the Company repurchased any shares under that program was 2008.

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

The following table summarizes the total number of shares (units) repurchased by the Company during the quarter ended December 31, 2013:

	Total	Average	Maximum shares/units
	shares/units	price per	available under the
Period	Purchased (1)(2)	share/unit	Company Program
Balance October 1, 2013:			2,291,160
October 2013	-	$ -	2,291,160
November 2013	319	55.86	2,291,160
December 2013	705	56.07	2,291,160
Balance December 31, 2013:	1,024	$ 56.00	2,291,160

(1)       319 shares of common stock already owned by restricted stock award holders were used by those holders to pay the taxes associated with their award vesting.

(2)       The Company repurchased 705 shares of common stock through share repurchases by the transfer agent in the open market in connection with the Company’s 401(k) Savings Plan employee deferral and Company matching elections.

Item 6.   Selected Financial Data

The following table sets forth selected financial and operating data on a historical basis for the Company and should be read in conjunction with the financial statements appearing in this Form 10-K (amounts in thousands, except share, per share and unit data).

	2013	2012	2011	2010	2009
Revenues:
Rental income	$608,994	$575,969	$500,328	$443,055	$427,039
Property other income	53,426	50,709	44,105	39,468	37,527
Other income (1)	1,180	311	154	104	758
Total revenues	663,600	626,989	544,587	482,627	465,324
Expenses:
Operating and maintenance	238,510	229,290	211,307	197,516	193,835
General and administrative	28,507	34,174	29,145	25,138	24,475
Interest	113,911	123,874	125,255	118,257	115,704
Depreciation and amortization	172,903	161,047	136,503	118,680	110,742
Other expenses (2)	312	2,741	3,225	2,871	-
Total expenses	554,143	551,126	505,435	462,462	444,756

Income from continuing operations	109,457	75,863	39,152	20,165	20,568

Discontinued operations:
Income from discontinued operations	917	7,227	8,512	6,166	2,196
Gain (loss) on disposition of property	81,205	80,532	-	(13)	24,314
Discontinued operations	82,122	87,759	8,512	6,153	26,510

Net income	191,579	163,622	47,664	26,318	47,078
Net income attributable to noncontrolling interest	(30,706)	(28,320)	(9,808)	(6,237)	(12,659)
Net income attributable to common stockholders	$160,873	$135,302	$37,856	$20,081	$34,419
Basic earnings per share data:
Income from continuing operations	$1.69	$1.26	$0.74	$0.42	$0.45
Discontinued operations	1.27	1.46	0.16	0.13	0.59
Net income attributable to common stockholders	$2.96	$2.72	$0.90	$0.55	$1.04
Diluted earnings per share data:
Income from continuing operations	$1.68	$1.24	$0.73	$0.41	$0.45
Discontinued operations	1.25	1.45	0.16	0.13	0.59
Net income attributable to common stockholders	$2.93	$2.69	$0.89	$0.54	$1.04
Cash dividends declared per common share	$2.80	$2.64	$2.48	$2.32	$2.68
Balance Sheet Data:
Real estate, before accumulated depreciation	$5,620,765	$5,455,226	$5,042,324	$4,377,730	$3,915,979
Total assets	4,467,877	4,451,492	4,153,206	3,634,703	3,268,034
Total debt	2,457,217	2,777,527	2,663,336	2,618,932	2,302,281
Common stockholders’ equity	1,629,253	1,320,968	1,153,668	720,893	661,112
Other Data:
Net cash provided by operating activities	$295,080	$267,580	$197,705	$160,019	$149,624
Net cash used in investing activities	(114,153)	(366,003)	(664,343)	(334,539)	(47,565)
Net cash provided by (used in) financing activities	(192,166)	111,218	464,153	176,493	(99,817)
Funds From Operations – Diluted, as adjusted by the Company (3)	284,780	251,658	189,723	151,134	146,171
Weighted average number of shares/units outstanding:
Shares – Basic	54,328,514	49,744,636	41,860,139	36,682,191	33,040,839
Shares – Diluted	54,820,194	50,382,636	42,545,082	37,169,886	33,172,116
Shares/units – Basic	64,702,113	60,364,689	52,926,968	48,201,751	45,274,376
Shares/units – Diluted	65,193,793	61,002,689	53,611,911	48,689,446	45,405,653
UPREIT Units	10,373,599	10,620,053	11,066,829	11,519,560	12,233,537
Total communities owned at end of year	120	121	124	116	105
Total apartment units owned at end of year	42,170	42,635	41,951	38,861	35,797

Selected Financial Data (continued)

(1)    Other income is primarily comprised of other real estate service fees.

(2)    Other expenses are comprised of acquisition related costs for closed deals.

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

Selected Financial Data (continued)

(3)       (continued)

The following table sets forth the calculation of FFO, and FFO as adjusted, for the previous five years, beginning with “net income attributable to common stockholders” from the Company’s audited financial statements prepared in accordance with GAAP (in thousands, except per share/unit data):

	2013	2012	2011	2010	2009

Net income attributable to common stockholders	$160,873	$135,302	$37,856	$20,081	$34,419
Real property depreciation and amortization	172,624	166,411	142,059	124,803	118,480
Noncontrolling interest	30,706	28,320	9,808	6,237	12,659
Loss (gain) on disposition of property	(81,205)	(80,532)	-	13	(24,314)
FFO – Basic and Diluted, as defined by NAREIT	282,998	249,501	189,723	151,134	141,244
Loss from early extinguishment of debt in connection with sale of real estate	1,782	2,157	-	-	4,927
FFO – Basic and Diluted, as adjusted by the Company	$284,780	$251,658	$189,723	$151,134	$146,171

Weighted average common shares/units outstanding(a):
Basic	64,702.1	60,364.7	52,927.0	48,201.8	45,274.4
Diluted	65,193.8	61,002.7	53,611.9	48,689.4	45,405.7
FFO – Diluted, as adjusted by the Company per share/unit	$4.37	$4.13	$3.54	$3.10	$3.22

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

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to facilitate an understanding of the Company’s business and results of operations.  It should be read in conjunction with the Consolidated Financial Statements, the accompanying Notes to Consolidated Financial Statements and the selected financial data included in this Form 10-K.  This Form 10-K, including the following discussion, contains forward-looking statements regarding future events or trends as described more fully under “Forward-Looking Statements” on page 58.  Actual results could differ materially from those projected in such statements as a result of the risk factors described in Item 1A, “Risk Factors,” of this Form 10-K.

The Company is engaged in the ownership, management, acquisition, rehabilitation and development of residential apartment communities primarily in selected Northeast and Mid-Atlantic markets of the United States.  As of December 31, 2013, the Company owned and operated 120 apartment communities with 42,170 apartments.

Executive Summary

The Company operated during 2013 in a stable economic environment, where the Company’s markets and the country as a whole experienced job growth of 1.2% and 1.6%, respectively.  This is slightly more than the job growth in the Company’s markets of 1.1% in 2012.  An increase in job growth leads to household formations, which creates an increase in demand for rental housing.  In addition, the credit crisis of the past recession has made it more difficult for apartment residents who may have considered purchasing a home to qualify for a mortgage.  After years of home ownership being the number one reason our residents gave for moving out of our apartment communities, it dropped starting in 2007, such that it was the number five and number three reason in 2012 and 2013, respectively.  The combination of steady job growth and reduced flexibility for residents to purchase homes has created an environment supporting higher rental income growth and occupancy rates.

The Company owned 112 communities with 38,440 apartment units throughout 2012 and 2013 where comparable operating results are available for the years presented (the “2013 Core Properties”).  Physical occupancies at the 2013 Core Properties decreased slightly, by 10 basis points, from 95.4% to 95.3%.  Including bad debt in the calculation to arrive at “economic occupancy”, this metric remained the same at 94.4%.  The level of bad debt remained at 97 basis points for 2013 and 2012.  For 2014, we are projecting bad debt to be approximately 90 basis points of rental income plus utility recovery.

The Company uses a measurement referred to as Available to Rent, or “ATR”.  This is a leading indicator of future occupancy rates and refers to units which will be available for rent, based upon leases signed or termination notices received relating to future move in/move out dates.  As of the end of the first week of February, 2014 and 2013, our ATR was 6.6%.  Average physical occupancy for the quarter ended December 31, 2013 was at a level of occupancy at 94.9%, with a continuation of low resident turnover for 2013 of 40.5%, up slightly from the 39.0% experienced in 2012.  For 2014, we are projecting physical occupancy to be 10 basis points higher than 2013, as a result of a slightly less aggressive approach to rent increases combined with the continuation of limited alternatives for our residents.

Total 2013 Core Properties rental revenue growth for 2013 was projected to be 4.3%, consisting of an increase of 3.8% in rental rate growth with economic occupancy to increase 0.4%.  Actual results were positive 3.2% in rental rate growth and a 0.1% decrease in economic occupancy resulting in 3.1% total rental revenue growth.

Executive Summary (continued)

The guidance for 2014 Core Properties (apartment units owned throughout 2013 and 2014, the “2014 Core Properties”) total revenue growth is 3.1% at the midpoint of guidance.  Rental rates are projected to increase 3.0%, including above-average rental increases at certain communities resulting from continued efforts to upgrade the properties.  Economic occupancies are expected to increase 0.2% for the year, such that rental revenues are projected to increase 3.2%.  Property other income growth is expected to be less than 3.0%, resulting in 3.1% total revenue growth.  Expenses for 2014 Core Properties are projected to increase 3.5% at the midpoint of guidance.  After four consecutive years of expense decreases (2009-2012), in 2013 the Company experienced only a slight increase of 1.8%.  In 2014, some of the line items where the Company expects above average increases include: repairs and maintenance costs up 4.0%; personnel costs (specifically from health care and the effects of new regulations) up 5.2%; real estate taxes up 5.6%; and property insurance up 7.0%.

These revenue and expense projections result in 2014 Core Properties NOI growth of 3.0% at the midpoint of 2014 guidance.  Markets where the Company expects NOI results above the average include: Boston 3.9%, North Lauderdale 3.8%, Philadelphia 3.8% and Washington, D.C. 3.2%.  Markets with below average expectations include: Baltimore 2.7%, Chicago 2.5% and Long Island, New Jersey 1.7%.  Certain historical demographic information for these markets may be found in the tables on pages 10 and 11 of this report.

Of the two items comprising NOI, revenue and operating expenses, the operating expense component is likely to be more volatile.  It is difficult to predict the weather, which can have a significant effect, and there continues to be growing concern about real estate tax rate reassessments.

The Company has anticipated acquisitions in the range of $150 million to $250 million in its budget for 2014.  The Company is committed to a disciplined approach to acquisitions.  If cap rates stabilize, interest rates continue to be historically low, and NOI growth rates improve, the Company may take a more aggressive approach.  The Company expects to dispose of between $160 million and $260 million of properties for 2014.   After many years of being a net acquirer, and a net seller in 2013, the Company is looking to create a better balance, with an equal range targeted of acquisitions and dispositions in 2014.  Property sale proceeds add another significant source of capital, reducing reliance on debt and equity sources.

During 2014, the Company will target leverage in a range from 38.0% to 38.5% of debt-to-total value (value as calculated under the terms of the line of credit facility) in order to meet the goals described above.  This level is the same to slightly less than at the end of 2013.

Results of Operations (dollars in thousands, except unit and per unit data)

Comparison of year ended December 31, 2013 to year ended December 31, 2012.

The Company owned 112 communities with 38,440 apartment units throughout 2012 and 2013 where comparable operating results are available for the years presented (the “2013 Core Properties”).  For the year ended December 31, 2013, the 2013 Core Properties showed an increase in total revenues of 3.2% and a net operating income increase of 4.0% over the 2012 period.  Property level operating expenses increased 1.8%.  Average physical occupancy for the 2013 Core Properties was 95.3%, down from 95.4% in 2012, with average monthly rental rates of $1,294 per apartment unit, an increase of 3.2% over the 2012 period.

A summary of the 2013 Core Properties NOI is as follows:

	2013	2012	$ Variance	% Variance
Rent	$563,457	$546,292	$17,165	3.1%
Utility recovery revenue	22,968	22,379	589	2.6%
Rent including recoveries	586,425	568,671	17,754	3.1%
Other income	27,178	26,013	1,165	4.5%
Total revenue	613,603	594,684	18,919	3.2%
Operating and maintenance	(221,537)	(217,682)	(3,855)	(1.8%	)
Net operating income	$392,066	$377,002	$15,064	4.0%

NOI falls within the definition of “non-GAAP financial measure” set forth in Item 10(e) of Regulation S-K and, as a result, the Company is required to include in this report a statement disclosing the reasons why management believes that presentation of this measure provides useful information to investors.  The Company believes that NOI is helpful to investors as a supplemental measure of the operating performance of a real estate company because it is a direct measure of the actual operating results of the Company’s apartment communities.  In addition, the apartment communities are valued and sold in the market by using a multiple of NOI.  The Company also uses this measure to compare its performance to that of its peer group.  For a reconciliation of NOI to income from continuing operations, please refer to Note 14 to Consolidated Financial Statements, under Part IV, Item 15 of this Form 10-K.

During 2013, the Company acquired two apartment communities with 457 units and placed into service another 90 units at one development community (the “2013 Acquisition Communities”).  In addition, the Company experienced full year results for the three apartment communities with 2,018 units acquired and 314 units placed into service at two development communities during 2012 (the “2012 Acquisition Communities”).  The Company has one community with 851 units undergoing significant renovations beginning in 2011 such that the operating results are not comparable to 2013 due to units being taken out of service during the redevelopment period (the “Redevelopment Community”).  The inclusion of these acquired and developed communities generally accounted for the significant changes in operating results for the year ended December 31, 2013.

Results of Operations (continued)

A summary of the NOI from continuing operations for the Company as a whole is as follows:

	2013	2012	$Variance	% Variance
Rent	$608,994	$575,969	$33,025	5.7%
Utility recovery revenue	24,550	23,374	1,176	5.0%
Rent including recoveries	633,544	599,343	34,201	5.7%
Other income	28,876	27,335	1,541	5.6%
Total revenue	662,420	626,678	35,742	5.7%
Operating and maintenance	(238,510)	(229,290)	(9,220)	(4.0%	)
Net operating income	$423,910	$397,388	$26,522	6.7%

During 2013, the Company disposed of four properties in four transactions with a total of 1,013 units, which had partial results for 2013 and full year results for 2012.  During 2012, the Company disposed of six properties in six transactions with a total of 1,596 units, which had partial results for 2012.  The results of these disposed properties have been reflected in discontinued operations and are not included in the tables above.

For the year ended December 31, 2013, income from continuing operations increased by $33,594 when compared to the year ended December 31, 2012.  The increase was primarily attributable to the following factors:  an increase in rental income of $33,025, an increase in property other income of $2,717, a decrease in general and administrative expense of $5,667, a decrease in interest expense of $9,963, and a decrease in other expenses of $2,429.  These changes were partially offset by increases in operating and maintenance expense of $9,220, and depreciation and amortization of $11,856.  Each of the items are described in more detail below.

Of the $33,025 increase in rental income, $14,606 is attributable to the 2012 Acquisition Communities, $97 is attributable to the 2013 Acquisition Communities and $1,157 is attributable to the Redevelopment Community.  The balance, an increase of $17,165, relates to a 3.1% increase from the 2013 Core Properties as the result of economic occupancy decreasing 0.1% to 94.4% and a 3.2% increase in weighted average rental rates to $1,294 from $1,254 per apartment unit.

Of the $1,176 increase in utility recovery revenue, $558 is attributable to the 2012 Acquisition Communities and $29 is attributable to the Redevelopment Community.  The balance, an increase of $589, relates to a 2.6% increase from the 2013 Core Properties, primarily due to a new trash recovery program in 2013 and an increase in water & sewer costs which is billed to residents.

The remaining property other income, which consists primarily of income from operation of laundry facilities, late charges, administrative fees, garage and carport rentals, revenue from corporate apartments, cable revenue, pet charges, and miscellaneous charges to residents, increased by $1,541.  Of this increase, $491 is attributable to the 2012 and 2013 Acquisition Communities and $1,165 is attributable to the 2013 Core Properties resulting primarily from an increase of $827 in damages and other charges due to increased resident turnover.  The remaining Core Properties increase of $338 primarily relates to increases in renters insurance door fees, pet fee income, corporate apartment revenue, late fees and incentive rebates, partially offset by lower cable revenue due to the 2012 period including nonrecurring income as a result of signing new contracts with cable providers which offer enhanced services in addition to basic cable.  These increases were partially offset by a $115 reduction for the Redevelopment Community.

Of the $9,220 increase in operating and maintenance expenses, $5,092 is attributable to the 2012 Acquisition Communities, $159 is attributable to the 2013 Acquisition Communities and $114 is attributable to the Redevelopment Community.  The balance, an increase of $3,855, relates to a 1.8% increase from the 2013 Core Properties primarily as a result of increases in personnel expense, real estate taxes and snow removal costs.  These increases were partially offset by decreases in property insurance and property management G&A.

Results of Operations (continued)

The breakdown of operating and maintenance costs for the 2013 Core Properties by line item is listed below:

	2013	2012	$ Variance	% Variance
Electricity	$8,042	$8,031	$(11)	(0.1%	)
Gas	13,742	13,695	(47)	(0.3%	)
Water & sewer	18,407	18,264	(143)	(0.8%	)
Repairs & maintenance	31,583	31,824	241	0.8%
Personnel expense	51,158	49,328	(1,830)	(3.7%	)
Advertising	4,780	4,823	43	0.9%
Legal & professional	1,941	1,945	4	0.2%
Office & telephone	6,292	6,469	177	2.7%
Property insurance	6,116	6,939	823	11.9%
Real estate taxes	58,959	56,372	(2,587)	(4.6%	)
Snow	1,306	425	(881)	(207.3%	)
Trash	3,343	3,386	43	1.3%
Property management G&A	15,868	16,181	313	1.9%
Total	$221,537	$217,682	$(3,855)	(1.8%	)

Natural gas heating costs were up $47, or 0.3%, from a year ago due to increased consumption resulting from a colder heating season in 2013 as compared to 2012 partially offset by lower commodity rates.  For 2013, the Company’s natural gas weighted average cost, including transportation of $3.00 per decatherm, was $7.78 per decatherm, compared to $8.32 per decatherm for the 2012 period, a 6.5% decrease.

In January, 2014, the Company has fixed-price contracts covering 98.5% of its natural gas exposure for the balance of the 2013-14 heating season.  Risk is further diversified by staggering contract term expirations.  For the balance of the 2013-14 heating season, the Company estimates the average price per decatherm will be approximately $4.70, excluding transportation, which has historically approximated $3.00 per decatherm.  For the 2014-15 heating season, the Company has fixed-priced contracts covering approximately 89.9% of its natural gas exposure for an estimated weighted average cost for fixed and floating rate contracts of $4.42 per decatherm, excluding transportation.

Water & sewer costs were up $143, or 0.8%, from a year ago and are attributable to general rate increases being assessed by local municipalities.  The water & sewer recovery program enabled the Company to recapture much of these rate increases from our residents.

Repairs & maintenance expenses were down $241, or 0.8%, primarily due to accounting for involuntary conversions related to fires and floods and the associated insurance claims at certain properties.  Without the impact of these recoveries, the recurring repairs & maintenance expenses increased $710, or 2.2%, as a result of higher resident turnover of 40.5% in 2013 as compared to 39.0% in 2012, which leads to higher spending on apartment turnover costs.

Personnel expenses were up $1,830, or 3.7%, primarily due to a significant increase of $1,829, or 89.3%, in health insurance, which was driven by higher self-insured claims in 2013, coupled with the annual wage increase of 2.6%, or $1,100.  These increases were partially offset by $822, or 52.8%, lower workers compensation insurance costs driven by favorable claims experience and $390, or 14.1%, lower incentive compensation for property management personnel.

Advertising expenses were down $43, or 0.9%, in 2013 and is reflective of the resident marketing program which placed less emphasis and spending on print media than in 2012 and more focus on internet-based methods and resident programs which helped result in a 2.5% increase in signed leases in 2013 as compared to 2012.

Results of Operations (continued)

Office & telephone expenses were down $177, or 2.7%, primarily due to $249 non-recurring refunds of certain resident fees from prior years in 2012.  Without the impact of this non-recurring expense, office & telephone expense increased $72, or 1.2%.

Property insurance costs decreased by $823, or 11.9%, primarily due to continued favorable close-outs of prior year self insured general liability claims which yielded $1,378 in savings in 2013 compared to $338 in 2012 and favorable close-outs of prior year property claims of $505 in 2013.  These savings were offset by property losses in 2013 of $2,644 compared to $1,421 in 2012, with the 2013 increase attributable to a significant fire at one of the Company’s communities. Without the impact of the major items above, recurring property and general liability insurance costs were down $501, or 8.5%.

Real estate taxes were up $2,587, or 4.6%, primarily due to typical rate increases and annual tax assessment increases in our markets, some of which are triggered by our investments in apartment upgrades and repositioning.  If not for successful tax assessment challenges and tax incentive programs which resulted in savings of $2,098 and $1,306 in 2013 and 2012, respectively, property taxes increased $3,379, or 5.9%. The Company continues to challenge tax assessments on existing properties and apply for tax incentive programs for newly developed properties where appropriate.

Snow removal costs were up $881, or 207.3%, primarily due to 2013 experiencing a more normal winter season compared to 2012 where most of our Northeast and Mid-Atlantic properties experienced the mildest winter on record.

Property management general & administrative costs decreased $313, or 1.9%.  Despite increases in the number of apartment communities and units, the Company has been able to offset costs of growth due to its scalable operating platform, including efficiencies enabled by key application software investments.

The operating expense ratio (the ratio of operating and maintenance expense compared to rental and property other income) for the 2013 Core Properties was 36.1% and 36.6% for 2013 and 2012, respectively.  The 0.5% favorable improvement in 2013 is due in part to deliberate cost savings and safety initiatives implemented at the communities and rental income growth.  In general, the Company’s operating expense ratio is higher than that experienced by apartment owners in other parts of the country due to relatively high real estate taxes and heating costs in its markets.

General and administrative expenses (“G&A”) decreased in 2013 by $5,667, or 16.6%, from $34,174 in 2012 to $28,507 in 2013.  G&A as a percentage of total revenues (including discontinued operations) was 4.2% for 2013 as compared to 5.2% for 2012.  The 2012 costs included $1,580 in connection with the departure of an executive and represent acceleration of previously granted stock-based compensation as well as future payments for salary continuation.  Employee stock-based compensation expenses were down $3,391, or 28.4%, in 2013, of which $3,910 was due to a final grant of arrears-based restricted stock and stock options in the 2012 period to executives, which did not occur in 2013 as the executive equity compensation switched primarily to a new three year performance restricted stock unit program in 2012.  The cost of the performance based equity program was $519 higher in 2013 due to the impact of executives at, or near retirement age, being expensed immediately or over a one year shorter period in 2013.  In addition, the 2013 corporate bonus costs were $922 less than the 2012 period.

Interest expense decreased by $9,963, or 8.0%, in 2013 primarily as a result of paying off $250,000 in maturing loans on several Core Properties over the past year.   In addition, both 2013 Acquisition Communities were acquired without secured mortgage debt and only one 2012 Acquisition Community was acquired with assumed secured mortgage debt of $7,284.  Refer to the information under the heading “Liquidity and Capital Resources” below for specific discussion of debt transactions impacting the average rate and overall interest expense.

Results of Operations (continued)

Depreciation and amortization expense increased $11,856, or 7.4%, due to a full year of depreciation expense for the 2012 Acquisition Communities, incremental depreciation on the capital expenditures for additions and improvements to the Core Properties of $121,144 and $140,735 in 2013 and 2012, respectively, as well as a partial year of depreciation expense for the 2013 Acquisition Communities.

Other expenses of $312 in 2013 and $2,741 in 2012 are property acquisition costs, primarily transfer taxes and title fees, which represent 0.56% and 0.92% of the total purchase price of the 2013 and 2012 Acquisition Communities, respectively.

Net income increased $27,957 in 2013 primarily due to an increase in income from continuing operations of $33,594 due to improved operating results from the 2013 Core Properties, the full year results of the 2012 Acquisition Communities plus a partial year impact of the operating results of the 2013 Acquisition Communities.  This is partially offset by $6,310 lower income from discontinued operations in 2013 compared to 2012.

Comparison of year ended December 31, 2012 to year ended December 31, 2011.

The Company owned 103 communities with 35,202 apartment units throughout 2011 and 2012 where comparable operating results are available for the years presented (the “2012 Core Properties”). For the year ended December 31, 2012, the 2012 Core Properties showed an increase in total revenues of 4.6% and a net operating income increase of 8.3% over the 2011 period. Property level operating expenses decreased 1.2%. Average physical occupancy for the 2012 Core Properties was 95.6%, up from 95.4% in 2011, with average monthly rental rates of $1,235 per apartment unit, an increase of 4.2% over the 2011 period.

A summary of the 2012 Core Properties NOI is as follows:

	2012	2011	$ Variance	% Variance
Rent	$493,512	$471,761	$21,751	4.6%
Utility recovery revenue	19,862	20,021	(159)	(0.8%	)
Rent including recoveries	513,374	491,782	21,592	4.4%
Other income	23,695	21,571	2,124	9.8%
Total revenue	537,069	513,353	23,716	4.6%
Operating and maintenance	(197,001)	(199,332)	2,331	1.2%
Net operating income	$340,068	$314,021	$26,047	8.3%

During 2011, the Company acquired eight apartment communities with 2,817 units and placed into service another 270 units at two development communities (the “2011 Acquisition Communities”).  The inclusion of the 2012 Acquisition Communities and 2011 Acquisition Communities generally accounted for the significant changes in operating results for the year ended December 31, 2012.

A summary of the NOI from continuing operations for the Company as a whole is as follows:

	2012	2011	$Variance	% Variance
Rent	$575,969	$500,328	$75,641	15.1%
Utility recovery revenue	23,374	21,132	2,242	10.6%
Rent including recoveries	599,343	521,460	77,883	14.9%
Other income	27,335	22,973	4,362	19.0%
Total revenue	626,678	544,433	82,245	15.1%
Operating and maintenance	(229,290)	(211,307)	(17,983)	(8.5%	)
Net operating income	$397,388	$333,126	$64,262	19.3%

Results of Operations (continued)

During 2013, the Company disposed of four properties in four transactions with a total of 1,013 units, which had full year results for 2012 and 2011.  During 2012, the Company disposed of six properties in six transactions with a total of 1,596 units, which had partial results for 2012 and full year results for 2011.  The results of these disposed properties have been reflected in discontinued operations and are not included in the tables above.

For the year ended December 31, 2012, income from continuing operations increased by $36,711 when compared to the year ended December 31, 2011.  The increase was primarily attributable to the following factors:  an increase in rental income of $75,641, an increase in property other income of $6,604, a decrease in interest expense of $1,381, and a decrease in other expenses of $484.  These changes were partially offset by increases in operating and maintenance expense of $17,983, general and administrative expense of $5,029, and depreciation and amortization of $24,544.  Each of the items are described in more detail below.

Of the $75,641 increase in rental income, $32,721 is attributable to the 2011 Acquisition Communities, $21,042 is attributable to the 2012 Acquisition Communities, and $127 is attributable to the Redevelopment Community.  The balance, an increase of $21,751, relates to a 4.6% increase from the 2012 Core Properties as the result of a 0.3% increase in economic occupancy to 94.6% from 94.3% and a 4.2% increase in weighted average rental rates to $1,235 from $1,185 per apartment unit.

Of the $2,242 increase in utility recovery revenue, $1,898 is attributable to the 2011 Acquisition Communities, $549 is attributable to the 2012 Acquisition Communities, partially offset by a $46 reduction for the Redevelopment Community.  The balance, a decrease of $159, relates to a 0.8% decrease from the 2012 Core Properties which is primarily due to warmer than normal temperatures in 2012 compared to cooler temperatures in the spring of 2011, leading to decreased energy consumption and lower heat billed through to residents, partially offset by increases in water & sewer cost increases, also billed to residents.

The remaining property other income, which consists primarily of income from operation of laundry facilities, late charges, administrative fees, garage and carport rentals, revenue from corporate apartments, cable revenue, pet charges, and miscellaneous charges to residents, increased by $4,362.  Of this increase, $1,325 is attributable to the 2011 Acquisition Communities, $926 is attributable to the 2012 Acquisition Communities and $2,124 is attributable to the 2012 Core Properties resulting primarily from an increase of $1,197 in cable revenue as a result of enhanced contracts with cable providers which offer services in addition to the basic cable offering which were rolled out in 2011.  The remaining Core Properties increase of $927 primarily relates to a higher level of pet fee income, facility rental income, lower bad debt expense and incentive rebates.  These increases were offset by a $13 reduction for the Redevelopment Community.

Of the $17,983 increase in operating and maintenance expenses, $12,928 is attributable to the 2011 Acquisition Communities, $7,514 is attributable to the 2012 Acquisition Communities, partially offset by a $128 decrease for the Redevelopment Community.  The balance for the 2012 Core Properties, a $2,331 decrease in operating expenses or 1.2%, is primarily a result of decreases in electricity, natural gas heating costs, repairs & maintenance, personnel expense, snow removal and property management G&A.  These decreases were partially offset by increases in water & sewer costs, property insurance and real estate taxes.

Results of Operations (continued)

The breakdown of operating and maintenance costs for the 2012 Core Properties by line item is listed below:

	2012	2011	$ Variance	% Variance
Electricity	$6,960	$7,359	$399	5.4%
Gas	13,167	15,370	2,203	14.3%
Water & sewer	16,552	16,039	(513)	(3.2%	)
Repairs & maintenance	29,374	29,974	600	2.0%
Personnel expense	44,813	45,659	846	1.9%
Advertising	4,268	4,162	(106)	(2.5%	)
Legal & professional	1,914	1,749	(165)	(9.4%	)
Office & telephone	5,900	5,572	(328)	(5.9%	)
Property insurance	6,053	4,707	(1,346)	(28.6%	)
Real estate taxes	49,834	48,487	(1,347)	(2.8%	)
Snow	377	1,520	1,143	75.2%
Trash	2,925	2,977	52	1.7%
Property management G&A	14,864	15,757	893	5.7%
Total	$197,001	$199,332	$2,331	1.2%

Electricity costs were down $399, or 5.4% from a year ago primarily as a result of reduced commodity rates and energy conservation efforts.

Natural gas heating costs were down $2,203, or 14.3% from a year ago due to a combination of lower commodity rates and decreased consumption resulting from a significantly warmer spring heating season in 2012 as compared to 2011.  For 2012, the Company’s natural gas weighted average cost, including transportation of $3.00 per decatherm, was $8.34 per decatherm, compared to $8.90 per decatherm for the 2011 period, a 6.3% decrease.

Water & sewer costs were up $513, or 3.2%, from a year ago and are attributable to general rate increases being assessed by local municipalities.  The water & sewer recovery program enabled the Company to recapture much of these rate increases from our residents.

Repairs & maintenance expenses were down $600, or 2.0%, primarily due to accounting for involuntary conversions related to fires and floods and the associated insurance claims at certain properties.  Without the impacts of these insurance claim recoveries and expenses, the recurring repairs & maintenance costs decreased $49, or 0.2% from a year ago.  The decrease reflects the diligent efforts of property management to control costs through the renegotiation of service contracts permitted by the competitive economic environment, coupled with a higher level of apartment upgrades in 2012 compared to 2011, which result in lower repairs expenditures.

Personnel expenses were down $846, or 1.9%, primarily due to $734 lower health and workers’ compensation insurance costs in 2012 as compared to 2011, which reflects ongoing efforts towards the proactive settlement of prior year claims earlier in their life cycle and the positive impacts of the Company’s safety in the workplace initiatives.  Without the impacts of the insurance savings, personnel costs decreased $112, or 0.2% reflecting the $538 lower incentive compensation for property management personnel, partially offset by the annual wage increase of 2.6%.

Results of Operations (continued)

Legal & professional expenses were up $165, or 9.4%, primarily due to legal costs incurred in connection with successful tax assessment challenges.

Office & telephone expenses were up $328, or 5.9%, primarily due to $249 non-recurring refunds of certain resident fees from prior years.  Without the impact of this non-recurring expense, office & telephone expense increased $79, or 1.4%.

Property insurance costs increased by $1,346, or 28.6%, primarily due to the non-recurring impact in 2011 of $2,082 in favorable close outs of significant prior year general liability claims compared to $338 of close-outs in 2012.  Both property and general liability losses in 2012 were lower by $111, or 7.3%, and $36, or 2.0% respectively, due to continued emphasis on preventing losses at the communities through safety training programs and the Company’s continued focus on settling claims earlier in their life cycle.  Without the impact of the major items above, recurring property and general liability insurance costs were down $251, or 7.3%.

Real estate taxes were up $1,347, or 2.8%, primarily due to tax increases being offset by $1,306 in refunds received in 2012 from successful tax assessment appeals compared to $1,678 of refunds in the 2011 period.  After removing the effects of the non-recurring refunds, real estate taxes were up $975, or 1.9%, reflecting increased assessments and typical rate increases in our markets.

Snow removal costs were down $1,143, or 75.2%, as most of our Northeast and Mid-Atlantic properties experienced the mildest winter on record in 2012.

Property management general & administrative costs decreased $893, or 5.7%.  Despite increases in the number of apartment communities and units, the Company has been able to offset costs of growth due to its scalable operating platform, including efficiencies enabled by key application software investments.

The operating expense ratio (the ratio of operating and maintenance expense compared to rental and property other income) for the 2012 Core Properties was 36.7% and 38.8% for 2012 and 2011, respectively.  The 2.1% favorable improvement in 2012 is due in part to deliberate cost savings and safety initiatives implemented at the communities, a decrease in natural gas heating costs and rental income growth.  In general, the Company’s operating expense ratio is higher than that experienced by apartment owners in other parts of the country due to relatively high real estate taxes and heating costs in its markets.

General and administrative expenses (“G&A”) increased in 2012 by $5,029, or 17.3%, from $29,145 in 2011 to $34,174 in 2012.  G&A as a percentage of total revenues (including discontinued operations) was 5.2% for 2012 as compared to 5.0% for 2011, indicating that the G&A growth is consistent with revenue growth.  The 2012 costs include $1,580 in connection with the departure of an executive and represent an acceleration of previously granted stock-based compensation as well as future payments for salary continuation.  Stock-based compensation expenses were up $3,565, or 42.5%, in 2012, of which $2,937 is due to the new three year performance restricted stock unit grants issued in 2012.  The remaining $628 stock-based compensation increase is primarily due to the impact of executives at, or near retirement age, receiving the final grant of arrears-based restricted stock awards and stock option grants being expensed over a one-year shorter time period in 2012 as compared to 2011.  These increases were partially offset by $116 lower 2012 spending in other general and administrative areas.

Interest expense decreased by $1,381, or 1.1%, in 2012 primarily as a result of paying off $39,000 in maturing loans on several Core Properties over the past year and the redemption of the $140,000 Senior Notes.  In addition, all 2011 Acquisition Communities were acquired without secured mortgage debt and only one 2012 Acquisition Community was acquired with assumed secured mortgage debt of $7,284.  These decreases were partially offset by $450,000 of unsecured term and senior notes at a lower average interest rate than the Senior Notes and maturing loans.

Depreciation and amortization expense increased $24,544, or 18.0%, due to a full year of depreciation expense for the 2011 Acquisition Communities, incremental depreciation on the capital expenditures for additions and improvements to the Core Properties of $126,155 and $109,598 in 2012 and 2011, respectively, as well as a partial year of depreciation expense for the 2012 Acquisition Communities.

Results of Operations (continued)

Other expenses of $2,741 in 2012 and $3,225 in 2011 are property acquisition costs, primarily transfer taxes and title fees, which represent 0.92% and 0.64% of the total purchase price of the 2012 and 2011 Acquisition Communities, respectively.

Net income increased $115,958 in 2012 primarily due to a gain on disposition of property of $80,532, an increase of $36,711, due to a partial year impact of the operating results of the 2012 Acquisition Communities and the full year results of the 2011 Acquisition Communities plus improved operating results from the 2012 Core Properties.  This is partially offset by $1,285 lower income from discontinued operation in 2012 compared to 2011.

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

The Company intends to meet its short-term liquidity requirements through cash flows provided by operating activities and its existing bank line of credit, described below.  The Company considers its ability to generate cash to be adequate to meet all operating requirements, including availability to pay dividends to its stockholders and make distributions to its Unit holders in accordance with the provisions of the Internal Revenue Code, as amended, applicable to REITs.

To the extent that the Company does not satisfy its short-term liquidity requirements through net cash flows provided by operating activities and its existing bank line of credit, it intends to satisfy such requirements through proceeds from the issuance of unsecured senior notes and from the issuance of its common stock through its equity offering programs, described below, and from the sale of properties.

On November 11, 2013, Moody’s Investors Service assigned a Baa2 issuer rating to the Company with a rating outlook of stable.  On June 25, 2013, Fitch, Inc. reaffirmed the Company’s corporate credit rating of “BBB” (Triple B).

For 2014, plans include increasing the level of the value of unencumbered properties to over 50% of the portfolio and maintaining the debt-to-total market capitalization ratio at a level equal to the level at December 31, 2013.

Liquidity and Capital Resources (continued)

Cash Flow Summary

The Company’s cash flow activities are summarized as follows (in millions):

	Year Ended December 31,
Operating Cash Flow Activities	2013	2012	2011
Net income	$192	$164	$48
Non-cash adjustments to net income	105	106	151
Changes in operating assets and liabilities	(2)	(2)	(1)
Cash provided by operating activities	$295	$268	$198

The Company’s cash flow from operating activities was $295 million in 2013 compared to $268 million in 2012.  The increase was a result of $27 million higher NOI in 2013 of which $15 million is from Core Properties and $12 million is primarily attributable to the 2013 and 2012 Acquisition Communities.

The Company’s cash flow from operating activities was $268 million in 2012 compared to $198 million in 2011.  The $70 million increase was primarily a result of $64 million higher NOI in 2012 of which $26 million is from Core Properties and $38 million is attributable to the 2012 and 2011 Acquisition Communities partially offset by $5 million higher general and administrative costs in 2012 as compared to 2011.

	Year Ended December 31,
Investing Cash Flow Activities	2013	2012	2011
Proceeds from sale of properties	$188	$150	$5
Purchase of properties and land for development, net of mortgage notes assumed	(98)	(290)	(511)
Capital improvements to properties including redevelopment	(144)	(165)	(127)
Construction in progress and predevelopment costs	(62)	(62)	(33)
Other investing activities	2	1	2
Cash used in investing activities	$(114)	$(366)	$(664)

Investing activities include the sale and purchase of properties and land for development, capital improvements to properties, redevelopment, construction in progress and predevelopment.  The Company considers the sale of properties as a potential source of capital for funding acquisitions.  Management’s strategy also includes continuous repositioning and performance of selective rehabilitation in markets that are able to support rent increases, with a demand in the market for upgraded apartments.  Changes between periods are primarily due to net acquisition and disposition activity, the rate of capital improvements and construction in progress expenditures for active development projects.

Cash used in investing activities was $114 million during 2013.  In 2013, the Company raised $188 million in net proceeds from the sale of four properties with 1,013 units.  These proceeds were used to fund the purchase of two properties with 457 units for $56 million and the purchase of two land parcels for development for $42 million.  Cash outflows for capital improvements and redevelopment were $135 million and $7 million, respectively.  Cash outflows for additions to construction in progress were $62 million which were primarily for the development of Eleven55 Ripley and The Courts at Spring Mill Station.

Cash used in investing activities was $366 million during 2012.  In 2012, the Company raised $150 million in net proceeds from the sale of six properties with 1,596 units.  These proceeds were used to fund the purchase of three properties with 2,018 units for $290 million.  Cash outflows for capital improvements and redevelopment were $153 million and $12 million, respectively.  Cash outflows for additions to construction in progress were $62 million for development of The Apartments at Cobblestone Square, Eleven55 Ripley and The Courts at Spring Mill Station.

Liquidity and Capital Resources (continued)

Cash Flow Summary (continued)

Cash used in investing activities was $664 million in 2011.  In 2011, the Company acquired eight properties with 2,817 units for $499 million and did not sell any apartment communities.  Cash outflows for capital improvements and redevelopment were $124 and $3 million, respectively.  Cash outflows for additions to construction in progress were $33 million in 2011 and were mostly for the development of The Courts at Huntington Station and The Apartments at Cobblestone Square.  Cash outflows for the purchase of land for development was $13 million in 2011.

	Year Ended December 31,
Financing Cash Flow Activities	2013	2012	2011
Proceeds from equity issuance	$312	$162	$548
Proceeds from unsecured debt	31	210	216
Secured debt repayments	(351)	(103)	(163)
Dividends and distributions paid	(182)	(159)	(131)
Other financing activities	(2)	1	(6)
Cash provided by (used in) financing activities	$(192)	$111	$464

Financing activities include proceeds from equity issuances, net debt proceeds or payments and dividend and distribution payments.  Equity and debt activities are closely aligned with investing activities discussed above.  The Company has elected to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended, which requires the Company to distribute annually at least 90% of its REIT taxable income to its shareholders.

Cash used in financing activities totaled $192 million for 2013, primarily as a result of reducing secured indebtedness.  Proceeds raised through the sale of common stock under the public offering of $268 million, the ATM offering of $29 million and from stock option exercises of $15 million, combined with net proceeds from the unsecured line of credit of $31 million were more than offset by scheduled payments on mortgages of $34 million, payoff of mortgages of $317 million and distributions paid to stockholders and UPREIT Unitholders of $182 million, or $2.80 per share.

Cash provided by financing activities totaled $111 million for 2012.  Net proceeds from the sale of common stock under the ATM offering were $145 million and $17 million from stock option exercises, for combined proceeds of $162 million.  The Company raised an additional $210 million in combined net proceeds from the unsecured line of credit of $160 million and $50 million issued in unsecured notes.  Total proceeds were partially offset by scheduled payments on mortgages of $36 million, payoff of mortgages of $67 million and distributions paid to stockholders and UPREIT Unitholders of $159 million, or $2.64 per share.

Cash provided by financing activities totaled $464 million for 2011, primarily as a result of the $400 million issuance of unsecured notes, the sale of common stock under the public offering of $337 million and the ATM offering of $190 million and proceeds from stock option exercises of $21 million being partially offset by scheduled payments on mortgages of $36 million, payoff of mortgages of $127 million, distributions paid to stockholders and UPREIT Unitholders of $131 million, or $2.48 per share, repurchase of senior notes of $130 million, net paydown under the unsecured line of credit of $54 million and payments of $5 million for mortgage borrowing costs.

Liquidity and Capital Resources (continued)

Unsecured Line of Credit

As of December 31, 2013, the Company had a $450 million unsecured line of credit agreement with M&T Bank and U.S. Bank National Association, as joint lead banks, and nine other participating commercial banks, with an initial maturity date of August 18, 2017 and a one-year extension, at the Company’s option.  The Company had $193 million outstanding under the credit facility on December 31, 2013.  The line of credit agreement provides the ability to issue up to $20 million in letters of credit.  While the issuance of letters of credit does not increase the borrowings outstanding under the line of credit, it does reduce the amount available.  At December 31, 2013, the Company had outstanding letters of credit of $5.2 million resulting in the amount available on the credit facility of $251.8 million.  Borrowings under the line of credit bear interest at a variable rate based on LIBOR, plus a spread from 1.00% to 2.00% based on the Company’s leverage ratio.  As of December 31, 2013, based on the Company’s leverage ratio, the LIBOR margin was 1.00%, and the one-month LIBOR was 0.19%; resulting in an effective rate of 1.19% for the Company.

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

On December 9, 2011, the Company entered into a $250 million five-year unsecured term loan with M&T Bank as lead bank, and ten other participating lenders, which was set to mature on December 8, 2016.  The term loan generated net proceeds of $248 million, after fees and closing costs, which were used to pay off an unsecured term loan, purchase an unencumbered property and acquire land for future development.  On August 19, 2013, the Company amended the term loan agreement to extend the maturity date to August 18, 2018.  No other changes were made to the terms of the unsecured term loan.  The loan bears monthly interest at a variable rate based on LIBOR, plus a spread from 1.00% to 2.00% based on the Company’s leverage ratio.  On July 19, 2012, the Company entered into two interest rate swap agreements with major financial institutions that effectively convert the variable LIBOR portion of this loan to a fixed rate of 0.685% through December 7, 2016.  On November 4, 2013, the Company entered into three additional interest rate swap agreements that effectively convert the variable LIBOR portion of this loan to a fixed rate of 2.604% for the period of December 8, 2016 through August 18, 2018.  As of December 31, 2013, based on the Company’s leverage ratio, the spread was 1.00%, and the swapped one-month LIBOR was 0.685%; resulting in an effective rate of 1.685% for the Company.  The loan has covenants that align with the unsecured line of credit facility.

On June 28, 2013, the Company entered into an unsecured loan agreement with M&T Bank with a September 30, 2013 maturity date.  The note had a maximum principal amount of $75 million with monthly interest at a variable rate based on LIBOR, plus a spread from 1.00% to 2.00% based on the Company’s leverage ratio.  On June 28, 2013, the Company borrowed $25 million which was repaid in its entirety on July 12, 2013.  Proceeds from this term loan were utilized to partially fund the repayment of secured debt.  On August 19, 2013, the loan commitment was terminated in connection with an amendment to the unsecured line of credit, as more fully described in Note 8 to Consolidated Financial Statements of this Form 10-K.

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

Liquidity and Capital Resources (continued)

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

Indebtedness

As of December 31, 2013, the weighted average interest rate on the Company’s total indebtedness of $2.5 billion was 4.41% with staggered maturities averaging approximately 4.5 years.  Approximately 89% of total indebtedness is at fixed rates.  This limits the exposure to changes in interest rates, minimizing the effect of interest rate fluctuations on the Company’s results of operations and cash flows.

Unencumbered Assets

The value of the unencumbered asset pool (as calculated pursuant to the covenants of the line of credit agreement) was 48% as of December 31, 2013 compared to 38% at the end of 2012.  Higher levels of unsecured assets add borrowing flexibility because more capacity is available for unsecured debt under the terms of the Company’s unsecured line of credit agreement, and/or for the issuance of additional unsecured senior notes.  It also permits the Company to place secured financing on unencumbered assets if desired.

UPREIT Units

The Company believes that the issuance of UPREIT Units for property acquisitions will continue to be a potential source of capital for the Company.  During 2013, 2012 and 2011, there were no UPREIT Units issued for property acquisitions.

Liquidity and Capital Resources (continued)

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

On March 3, 2010, the Company filed a Form S-3 universal shelf registration statement with the SEC having substantially the same provisions and purposes as the February 2013 registration statement.  The registration statement was set to expire in March 2013.  Sales of common stock under the Company’s equity offerings from September 2010 through February 27, 2013 as described below were made under this registration statement.

At-the-Market Equity Offering Programs

The Company has initiated “At-the-Market” (“ATM”) equity offering programs through which it is authorized to sell shares of common stock from time to time in ATM offerings or negotiated transactions.  During 2013, the Company issued 0.5 million shares of common stock at an average price per share of $63.51, for aggregate gross proceeds of $29.2 million and aggregate net proceeds of $28.5 million after deducting commissions and other transaction costs of $0.7 million.  During 2012, the Company issued 2.4 million shares of common stock at an average price per share of $62.47, for aggregate gross proceeds of $147.8 million and aggregate net proceeds of $144.8 million after deducting commissions and other transaction costs of $3.0 million.  During 2011, the Company issued 3.2 million shares of common stock at an average price per share of $60.60, for aggregate gross proceeds of $194.2 million and aggregate net proceeds of $190.1 million after deducting commissions and other transaction costs of $4.1 million.  As of December 31, 2013, approximately 2.0 million shares remain available to be issued under the current ATM program.

The Company used the net proceeds from the ATM offerings primarily for general corporate purposes including acquisitions, development and redevelopment of apartment communities.

Public Equity Offering Programs

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

On July 9, 2013, the Company issued a prospectus supplement offering 4.4 million shares of its common stock at a price of $63.00 per share, including 0.6 million shares issued pursuant to the exercise in full of an underwriters’ option to purchase additional shares.  Net proceeds were $268 million after underwriting discounts, commissions and offering expenses and were used to pay off outstanding indebtedness.  All of the 4.4 million shares offered were purchased and subsequently delivered on July 12, 2013.

Liquidity and Capital Resources (continued)

Stock Repurchase Program

In 1997, the Board approved a stock repurchase program under which the Company may repurchase shares of its common stock or UPREIT Units (“Company Program”).  The shares and units may be repurchased through open market or privately negotiated transactions at the discretion of Company management.  The Board’s action did not establish a target stock price or a specific timetable for repurchase.  There were no repurchases under the Company Program during 2013 and 2012.  The remaining authorization level as of December 31, 2013 is 2.3 million shares.  The Company will continue to monitor stock prices relative to the NAV to determine the current best use of capital among our major uses of capital: stock buybacks, debt paydown to increase the unencumbered pool, acquisitions, rehabilitation and/or redevelopment of owned properties and development of new properties.

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

The Company’s significant accounting policies are described in Notes 2 and 3 to Consolidated Financial Statements.  These policies were followed in preparing the Consolidated Financial Statements for the year ended December 31, 2013 and are consistent with the year ended December 31, 2012.

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

Cost Capitalization

The Company capitalizes the payroll and associated costs of employees directly responsible for the supervision and construction of major capital and rehabilitation projects.  These costs are reflected on the balance sheet as an increase to buildings, improvements and equipment.

Critical Accounting Policies (continued)

Cost Capitalization (continued)

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

Critical Accounting Policies (continued)

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

Recent Accounting Pronouncements

There were no new accounting pronouncements issued or effective during the fiscal year which have had or are expected to have a material impact on the Consolidated Financial Statements.  See Note 3 to the Consolidated Financial Statements for further detail on applicable accounting pronouncements that were adopted in 2013 or will be effective for 2014.

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

Contractual Obligations and Other Commitments

The primary obligations of the Company relate to its borrowings under the unsecured line of credit, unsecured notes and mortgage notes.  The Company’s line of credit matures in August 2017 (not including a one-year extension, at the option of the Company), and had $193 million in loans and $5.2 million in letters of credit outstanding at December 31, 2013.  The $450 million in unsecured notes have maturities ranging from four and one-half to eight years.  The $1.8 billion in mortgage notes have varying maturities ranging from three months to fifteen years.  The principal and interest payments on the borrowings for the years subsequent to December 31, 2013, are set forth in the table below.

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

Contractual Obligations and Other Commitments (continued)

Purchase obligations represent those costs that the Company is contractually obligated to pay in the future.  The significant components of this caption are costs for capital improvements at the Company’s properties, as well as costs for normal operating and maintenance expenses at the site level that are tied to contracts such as utilities, landscaping and grounds maintenance and advertising.  The purchase obligations include amounts tied to contracts, some of which expire in 2014.  It is the Company’s intention to renew these normal operating contracts, however, there has been no attempt to estimate the length or future costs of these contracts.

Tabular Disclosure of Contractual Obligations:

	Payments Due by Period (in thousands)
Contractual Obligations (1)	Total	2014	2015	2016	2017	2018	Thereafter
Mortgage notes, principal (2)	$1,814,217	$ 94,927	$248,216	$310,509	$256,063	$214,212	$690,290
Mortgage notes, interest (3)	377,296	90,510	82,875	61,753	53,393	40,250	48,515
Unsecured notes, principal (2)	450,000	-	-	-	-	340,000	110,000
Unsecured notes, interest (3) (5)	78,656	13,365	13,365	13,518	15,696	12,795	9,917
Line of credit, principal (2) (4)	193,000	-	-	-	193,000	-	-
Line of credit, interest (3)	8,320	2,292	2,292	2,292	1,444	-	-
Operating leases	5,717	1,884	1,888	1,651	294	-	-
Purchase obligations	5,079	4,901	124	54	-	-	-

Total	$2,932,285	$207,879	$348,760	$389,777	$519,890	$607,257	$858,722

(1)

The contractual obligations and other commitments in the table are set forth as required by Item 303(a)(5) of Regulation S-K promulgated by the SEC in January of 2003 and are not prepared in accordance with generally-accepted accounting principles.

(2)	Amounts include principal payments only. The Company will pay interest on outstanding indebtedness based on the rates and terms summarized in Note 5, 6 and 8 to Consolidated Financial Statements.

(3)

Amounts include interest expected to be incurred on the Company’s secured and unsecured debt based on obligations outstanding at December 31, 2013. For floating rate debt, the current rate in effect for the most recent payment through December 31, 2013 is assumed to be in effect through the respective maturity date of each instrument.

(4)

The payment in 2017 assumes that the entire principal amount outstanding on the line of credit as described in Note 8 to Consolidated Financial Statements remains outstanding until the initial expiration in 2017, not including the one-year extension at the Company’s option, and that no new borrowings are made.

(5)

For $250,000 unsecured notes subject to interest rate swaps, the swapped rates are assumed as more fully described in Note 10 to Consolidated Financial Statements, and no payments by the Company to the counterparty are assumed.

The Company has a secondary guarantee through 2015 on certain low income housing tax credits to limited partners in a partnership in which it previously was a general partner totaling approximately $3 million.  With respect to the guarantee of the low income housing tax credits, the new unrelated general partner assumed operating deficit guarantee and primary tax credit guarantee positions, as more fully described in Note 16 to Consolidated Financial Statements.  The Company believes the property’s operations conform to the applicable requirements and does not anticipate any payment on the guarantee; therefore, the secondary guarantee is excluded from the table above.

Off-Balance Sheet Arrangements

As of December 31, 2013, the Company did not have any off-balance sheet transactions, arrangements, or obligations, including contingent obligations, other than those disclosed under contractual obligations.

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

Environmental Issues

Phase I environmental site assessments have been completed on substantially all of the Properties.  As of December 31, 2013, there were no recorded amounts resulting from environmental liabilities as there were no known obligations with respect thereto.  Furthermore, no condition is known to exist that would give rise to a material liability for site restoration or other costs that may be incurred with respect to the sale or disposal of a property.

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

For 2013 the Company estimates that the amount of recurring, non-revenue enhancing capital expenditures incurred on an annual basis for a standard garden style apartment remained unchanged at $848 per apartment unit.

Capital Improvements (continued)

The table below is a list of the items that management considers recurring, non-revenue enhancing capital and maintenance expenditures for a standard garden style apartment.  Included are the per unit replacement cost and the useful life that management estimates the Company incurs on an annual basis.

				Maintenance
			Capitalized	Expense	Total
	Capitalized		Expenditure	Cost per	Cost per
	Cost per	Useful	Per Unit	Unit	Unit
Category	Unit	Life(1)	Per Year(2)	Per Year(3)	Per Year
Appliances	$1,624	9	$180	$13	$193
Blinds, shades	135	3	45	5	50
Carpets, cleaning	760	4	190	142	332
Computers, equipment, misc.(4)	120	6	20	2	22
Contract repairs	-	-	-	250	250
Exterior painting (5)	84	3	28	-	28
Flooring	250	9	28	24	52
Furnace, air (HVAC)	854	24	36	24	60
Hot water heater	293	7	42	-	42
Interior painting	-	-	-	178	178
Kitchen, bath cabinets upgrade	1,200	15	80	-	80
Landscaping site	-	-	-	120	120
New roof	880	24	37	-	37
Parking lot site	750	15	50	-	50
Pool, exercise facility	147	15	10	38	48
Windows major	1,663	20	83	-	83
Miscellaneous (6)	326	17	19	-	19
Total	$9,086		$848	$796	$1,644

(1)	Estimated weighted average actual physical useful life of the expenditure capitalized.

(2)	This amount is not necessarily incurred each and every year. Some years will be higher, or lower depending on the timing of certain longer life expenditures.

(3)

These expenses are included in the Operating and Maintenance line item of the Consolidated Statement of Operations. Maintenance labor costs are not included in the $796 per unit estimate. All personnel costs for site supervision, leasing agents, and maintenance staff are combined and disclosed in the Company’s Results of Operations section.

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

The Company estimates that on an annual basis approximately $848 per unit was spent on recurring capital expenditures in 2013 and 2012.  The table below summarizes the breakdown of capital improvements by major categories between recurring and non-recurring, revenue generating capital improvements as follows:

	For the year ended December 31,
	2013						2012
	Recurring	(a)	Non-recurring	(a)	Total Capital	(a)	Total Capital	(a)
	Cap Ex	Per Unit	Cap Ex	Per Unit	Improvements	Per Unit	Improvements	Per Unit
New buildings	$-	$-	$404	$10	$404	$10	$1,186	$30
Major bldg improvements	5,263	130	19,440	480	24,703	610	26,953	681
Roof replacements	1,498	37	2,596	64	4,094	101	4,195	106
Site improvements	2,429	60	11,640	287	14,069	347	18,102	457
Apartment upgrades	5,514	136	37,165	918	42,679	1,054	53,124	1,343
Appliances	6,835	169	37	1	6,872	170	7,839	198
Carpeting, flooring	8,826	218	5,482	135	14,308	353	14,960	378
HVAC, mechanicals	3,158	78	16,393	405	19,551	483	14,171	358
Miscellaneous	810	20	2,517	62	3,327	82	4,644	117
Totals	$34,333	$848	$95,674	$2,362	$130,007	$3,210	$145,174	$3,668

(a)              Calculated using the weighted average number of units owned, including 38,440 core units, 2012 acquisition units of 2,018, and 2013 acquisition units of 30 for 2013; and 38,440 core units and 2012 acquisition units of 1,129 for 2012.

The schedule below summarizes the breakdown of total capital improvements between core and non-core:

	For the year ended December 31,
	2013						2012
	Recurring	(b)	Non-recurring	(b)	Total Capital	(b)	Total Capital	(b)
	Cap Ex	Per Unit	Cap Ex	Per Unit	Improvements	Per Unit	Improvements	Per Unit
Core Communities	$32,611	$848	$88,533	$2,303	$121,144	$3,151	$140,735	$3,661
2013 Acquisition Communities	11	367	-	-	11	367	-	-
2012 Acquisition Communities	1,711	848	7,141	3,539	8,852	4,387	4,439	3,932
Subtotal	34,333	848	95,674	2,362	130,007	3,210	145,174	3,668
2013 Disposed Communities	369	848	13	29	382	877	2,890	2,853
2012 Disposed Communities	-	-	-	-	-	-	1,842	1,388
Corporate office (1)	-	-	-	-	2,153	-	2,803	-
Totals	$34,702	$848	$95,687	$2,338	$132,542	$3,186	$152,709	$3,577

(1)

No distinction is made between recurring and non-recurring expenditures for corporate office. Corporate office expenditures include principally computer hardware, software, office furniture, fixtures and leasehold improvements. Corporate office expenditures are excluded from per unit figures.

(b)

Calculated using the weighted average number of units owned, including 38,440 core units, 2012 acquisition units of 2,018, 2013 acquisition units of 30, and 2013 disposed units of 435 for 2013; and 38,440 core units, 2012 acquisition units of 1,129, 2013 disposed units of 1,013, and 2012 disposed units of 1,327 for 2012.

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

Forward-Looking Statements

This Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Exchange Act of 1933 and Section 21E of the Securities Exchange Act of 1934, both as amended.  Some examples of forward-looking statements include statements related to revenue growth, rental rates, occupancy, expense, NOI and other estimates for 2014, acquisitions (including any related pro forma financial information), future capital expenditures, potential development and redevelopment opportunities, projected costs and rental rates for development and redevelopment projects, financing sources and availability, and the effects of environmental and other regulations.  Although management believes that the expectations reflected in those forward-looking statements are based upon reasonable assumptions, it can give no assurance that expectations will be achieved.  Factors that may cause actual results to differ include general economic and local real estate conditions, the weather and other conditions that might affect operating expenses, the timely completion of repositioning activities and development within anticipated budgets, the actual pace of future development, acquisitions and sales, and continued access to capital to fund growth.  For this purpose, any statements contained in this Form 10-K that are not statements of historical fact should be considered to be forward-looking statements.  Some of the words used to identify forward-looking statements include “believes”, “anticipates”, “plans”, “expects”, “seeks”, “estimates”, “intends”, and any other similar expressions.  Readers should exercise caution in interpreting and relying on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond the Company’s control and could materially affect the Company’s actual results, performance or achievements.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

The Company’s primary market risk exposure is interest rate risk.  The Company’s debt is summarized as follows:

	December 31, 2013					December 31, 2012
	Amount (Millions)		Weighted- Average Maturity Years	Weighted- Average Interest Rate	Percentage of Total	Amount (Millions)		Weighted- Average Maturity Years	Weighted- Average Interest Rate	Percentage of Total
Fixed rate secured debt	$1,731		4.42	5.21%	70.5%	$1,967		4.94	5.30%	70.8%
Variable rate secured debt	83		3.08	3.02%	3.4%	198		5.48	2.77%	7.1%
Fixed rate unsecured debt	450	(a)	5.24	2.96%	18.2%	450	(a)	5.30	3.12%	16.2%
Variable rate unsecured debt	193		3.63	1.19%	7.9%	163		2.94	1.55%	5.9%
Total	$2,457		4.46	4.41%	100.0%	$2,778		4.92	4.55%	100.0%

(a)       Includes $250 million of variable rate debt that the one-month LIBOR was swapped to a fixed rate of 0.685% at December 31, 2013 and 2012.

The Company uses a combination of fixed and variable rate secured and unsecured debt.  The Company intends to use cash flow provided by operating activities and its existing bank line of credit to repay indebtedness and fund capital expenditures.  On occasion, the Company may use its unsecured line of credit in connection with a property acquisition with the intention to refinance at a later date.  The Company believes that increases in interest expense as a result of inflation would not significantly impact the Company’s distributable cash flow.

On July 19, 2012, the Company entered into two interest rate swap agreements that effectively convert the one-month LIBOR portion of a $250 million five-year variable rate unsecured term loan, originally due on December 8, 2016, from a variable rate of one-month LIBOR plus a spread of 1.00% to 2.00% based on the Company’s leverage ratio to a fixed rate of 0.685% plus the applicable spread.  On August 19, 2013, the Company amended the five-year variable rate unsecured term loan agreement to extend the maturity date to August 18, 2018.  On November 4, 2013, the Company entered into three additional interest rate swap agreements that effectively convert the LIBOR portion of this loan to a fixed rate of 2.604% plus the applicable spread for the period of December 8, 2016 through August 18, 2018.  The Company is exposed to credit risk in the event of non-performance by the counterparties to the swaps.  The Company minimizes this risk exposure by limiting counterparties to major banks who meet established credit and capital guidelines.

At December 31, 2013 and December 31, 2012, the fair value of the Company’s total debt, including the unsecured notes payable and line of credit, amounted to a liability of $2.55 billion and $2.97 billion, respectively, compared to its carrying amount of $2.46 billion and $2.78 billion, respectively.  The Company estimates that a 100 basis point increase in market interest rates at December 31, 2013 would have changed the fair value of the Company’s total debt to a liability of $2.46 billion and would result in $2.7 million higher interest expense on the variable rate debt on an annualized basis.

The Company intends to continuously monitor and actively manage interest costs on its variable rate debt portfolio and may enter into swap positions based upon market fluctuations.  Accordingly, the cost of obtaining such interest rate protection agreements in relation to the Company’s access to capital markets will continue to be evaluated.  The Company has not, and does not plan to, enter into any derivative financial instruments for trading or speculative purposes.  In addition, the Company believes that it has the ability to obtain funds through additional debt and equity offerings and the issuance of UPREIT Units for property acquisitions.  As of December 31, 2013, the Company had no other material exposure to market risk.

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

The principal executive officer and principal financial officer evaluated, as of December 31, 2013, the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) and have determined that such disclosure controls and procedures are effective.

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

Under the supervision and with the participation of management, including the Company’s principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on its evaluation under that framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2013.  Additionally, based on our assessment, we determined that there were no material weaknesses in internal controls over financial reporting as of December 31, 2013.

Attestation Report of the Registered Public Accounting Firm

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2013, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting

There were no changes in the internal controls over financial reporting that occurred during the fourth quarter of the year ended December 31, 2013, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Items 10, 11, 12, 13 and 14.             Directors, Executive Officers and Corporate Governance; Executive Compensation; Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters; Certain Relationships and Related Transactions, and Director Independence; and Principal Accounting Fees and Services

The information required by Items 10, 11, 12, 13 and 14 is incorporated herein by reference to the Company’s Proxy Statement to be issued in connection with the Annual Meeting of Stockholders of the Company to be held on April 29, 2014.  The proxy statement will be filed within 120 days after the end of the Company’s last fiscal year.

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

HOME PROPERTIES, INC.

Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Home Properties, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a) present fairly, in all material respects, the financial position of Home Properties, Inc. and its subsidiaries (the “Company”) at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company’s internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
Boston, Massachusetts
February 21, 2014

HOME PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2013 and 2012

(Dollars in thousands, except per share data)

	2013	2012
ASSETS
Real estate:
Land	$786,868	$791,604
Construction in progress	187,976	83,241
Buildings, improvements and equipment	4,645,921	4,580,381
	5,620,765	5,455,226
Less: accumulated depreciation	(1,243,243)	(1,108,840)
Real estate, net	4,377,522	4,346,386
Cash and cash equivalents	9,853	21,092
Cash in escrows	23,738	26,971
Accounts receivable, net	14,937	13,406
Prepaid expenses	22,089	19,504
Deferred charges, net	11,945	13,429
Other assets	7,793	10,704
Total assets	$4,467,877	$4,451,492

LIABILITIES AND EQUITY
Mortgage notes payable	$1,814,217	$2,165,027
Unsecured notes payable	450,000	450,000
Unsecured line of credit	193,000	162,500
Accounts payable	27,540	22,691
Accrued interest payable	8,392	9,974
Accrued expenses and other liabilities	33,936	33,887
Security deposits	18,479	19,146
Total liabilities	2,545,564	2,863,225
Commitments and contingencies
Equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $0.01 par value; 80,000,000 shares authorized; 56,961,646 and 51,508,142 shares issued and outstanding at December 31, 2013 and December 31, 2012, respectively	570	515
Excess stock, $0.01 par value; 10,000,000 shares authorized; no shares issued or outstanding	-	-
Additional paid-in capital	2,007,300	1,709,919
Distributions in excess of accumulated earnings	(380,168)	(388,397)
Accumulated other comprehensive income (loss)	1,551	(1,069)
Total common stockholders’ equity	1,629,253	1,320,968
Noncontrolling interest	293,060	267,299
Total equity	1,922,313	1,588,267
Total liabilities and equity	$4,467,877	$4,451,492

The accompanying notes are an integral part of these consolidated financial statements.

HOME PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

(Dollars in thousands, except per share data)

	2013	2012	2011
Revenues:
Rental income	$608,994	$575,969	$500,328
Property other income	53,426	50,709	44,105
Other income	1,180	311	154
Total revenues	663,600	626,989	544,587
Expenses:
Operating and maintenance	238,510	229,290	211,307
General and administrative	28,507	34,174	29,145
Interest	113,911	123,874	125,255
Depreciation and amortization	172,903	161,047	136,503
Other expenses	312	2,741	3,225
Total expenses	554,143	551,126	505,435

Income from continuing operations	109,457	75,863	39,152

Discontinued operations:
Income from discontinued operations	917	7,227	8,512
Gain on disposition of property	81,205	80,532	-
Discontinued operations	82,122	87,759	8,512

Net income	191,579	163,622	47,664
Net income attributable to noncontrolling interest	(30,706)	(28,320)	(9,808)

Net income attributable to common stockholders	$160,873	$135,302	$37,856

Basic earnings per share data:
Income from continuing operations	$1.69	$1.26	$0.74
Discontinued operations	1.27	1.46	0.16
Net income attributable to common stockholders	$2.96	$2.72	$0.90

Diluted earnings per share data:
Income from continuing operations	$1.68	$1.24	$0.73
Discontinued operations	1.25	1.45	0.16
Net income attributable to common stockholders	$2.93	$2.69	$0.89

Weighted average number of shares outstanding:
Basic	54,328,514	49,744,636	41,860,139
Diluted	54,820,194	50,382,636	42,545,082

The accompanying notes are an integral part of these consolidated financial statements.

HOME PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

(Dollars in thousands)

	2013	2012	2011

Net income	$191,579	$163,622	$47,664

Other comprehensive income (loss):
Unrealized gain (loss) on interest rate swap agreements	3,136	(1,296)	-
Other comprehensive income (loss)	3,136	(1,296)	-
Comprehensive income	194,715	162,326	47,664
Net income attributable to noncontrolling interest	(30,706)	(28,320)	(9,808)
Other comprehensive (income) loss attributable to noncontrolling interest	(516)	227	-

Comprehensive income attributable to common stockholders	$163,493	$134,233	$37,856

The accompanying notes are an integral part of these consolidated financial statements.

HOME PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

(Dollars in thousands)

				Distributions	Accumulated
			Additional	in Excess of	Other	Non-
	Common Stock		Paid-In	Accumulated	Comprehensive	controlling
	Shares	Amount	Capital	Earnings	Income (Loss)	Interest	Total
Balance, December 31, 2010	37,949,229	$379	$1,047,325	$(326,811)	$0	$214,241	$935,134
Net income	-	-	-	37,856	-	9,808	47,664
Issuance of common stock, net	3,881,833	39	216,564	-	-	-	216,603
Issuance of common stock through public offering, net	6,000,000	60	336,700	-	-	-	336,760
Stock-based compensation	21,457	-	10,105	-	-	-	10,105
Repurchase of common stock	(96,723)	(1)	(5,769)	-	-	-	(5,770)
Conversion of UPREIT Units for common stock	565,509	6	11,393	-	-	(11,399)	0
Adjustment of noncontrolling interest	-	-	(70,755)	-	-	70,755	0
Dividends and distributions paid	-	-	-	(103,423)	-	(27,429)	(130,852)
Balance, December 31, 2011	48,321,305	$483	$1,545,563	$(392,378)	$0	$255,976	$1,409,644
Net income	-	-	-	135,302	-	28,320	163,622
Unrealized gain (loss) on interest rate swap agreements	-	-	-	-	(1,069)	(227)	(1,296)
Issuance of common stock, net	2,966,742	30	165,938	-	-	-	165,968
Stock-based compensation	4,199	-	13,923	-	-	-	13,923
Repurchase of common stock	(68,284)	(1)	(4,244)	-	-	-	(4,245)
Conversion of UPREIT Units for common stock	284,180	3	6,896	-	-	(6,899)	0
Adjustment of noncontrolling interest	-	-	(18,157)	-	-	18,157	0
Dividends and distributions paid	-	-	-	(131,321)	-	(28,028)	(159,349)
Balance, December 31, 2012	51,508,142	$515	$1,709,919	$(388,397)	$(1,069)	$267,299	$1,588,267
Net income	-	-	-	160,873	-	30,706	191,579
Unrealized gain (loss) on interest rate swap agreements	-	-	-	-	2,620	516	3,136
Issuance of common stock, net	902,934	9	47,477	-	-	-	47,486
Issuance of common stock through public offering, net	4,427,500	44	267,589	-	-	-	267,633
Stock-based compensation	3,137	-	9,055	-	-	-	9,055
Repurchase of common stock	(48,484)	-	(3,133)	-	-	-	(3,133)
Conversion of UPREIT Units for common stock	168,417	2	4,493	-	-	(4,495)	0
Adjustment of noncontrolling interest	-	-	(28,100)	-	-	28,100	0
Dividends and distributions paid	-	-	-	(152,644)	-	(29,066)	(181,710)
Balance, December 31, 2013	56,961,646	$570	$2,007,300	$(380,168)	$1,551	$293,060	$1,922,313

The accompanying notes are an integral part of these consolidated financial statements.

HOME PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

(Dollars in thousands)

	2013	2012	2011
Cash flows from operating activities:
Net income	$191,579	$163,622	$47,664
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	177,885	172,558	148,630
Amortization of senior note debt discount	-	-	1,782
Accreted debt discount on repurchase of exchangeable senior notes	-	-	(9,765)
Gain on disposition of property	(81,205)	(80,532)	-
Stock-based compensation	9,055	13,923	10,105
Changes in assets and liabilities:
Cash in escrows, net	1,825	1,881	813
Other assets	(5,101)	(8,250)	(296)
Accounts payable and accrued liabilities	1,042	4,378	(1,228)
Total adjustments	103,501	103,958	150,041
Net cash provided by operating activities	295,080	267,580	197,705

Cash flows from investing activities:
Deposits on real estate acquisitions	(800)	-	-
Purchase of properties, net of mortgage notes assumed	(55,821)	(289,759)	(498,558)
Purchase of land for development	(41,889)	-	(12,750)
Capital improvements to properties including redevelopment	(144,304)	(164,987)	(126,786)
Additions to construction in progress	(60,947)	(61,806)	(32,038)
Additions to predevelopment	(938)	(535)	(1,310)
Proceeds from sale of properties, net	187,993	149,783	5,426
Proceeds from insurance for property losses	1,145	-	-
Proceeds from notes receivable	-	-	1,015
Withdrawals from cash held in escrow, net	1,408	1,301	658
Net cash used in investing activities	(114,153)	(366,003)	(664,343)

Cash flows from financing activities:
Proceeds from sale of common stock, net	47,486	165,968	216,603
Proceeds from issuance of common stock through public offering, net	267,633	-	336,760
Repurchase of common stock	(3,133)	(4,245)	(5,770)
Scheduled payments of mortgage notes payable	(33,974)	(35,873)	(36,345)
Payoff mortgage notes payable	(316,836)	(67,324)	(127,050)
Proceeds from unsecured notes payable	25,000	150,000	400,000
Payments of unsecured notes payable	(25,000)	(100,000)	-
Payment for repurchase of exchangeable senior notes	-	-	(130,235)
Proceeds from unsecured line of credit	743,000	524,000	522,000
Payments of unsecured line of credit	(712,500)	(364,000)	(576,000)
Proceeds from unsecured term loan	-	-	135,000
Payments of unsecured term loan	-	-	(135,000)
Payments of deferred loan costs	(2,132)	(410)	(4,953)
Withdrawals from (additions to) cash held in escrow, net	-	2,451	(5)
Dividends and distributions paid	(181,710)	(159,349)	(130,852)
Net cash provided by (used in) financing activities	(192,166)	111,218	464,153

Net increase (decrease) in cash and cash equivalents	(11,239)	12,795	(2,485)
Cash and cash equivalents:
Beginning of year	21,092	8,297	10,782
End of year	$9,853	$21,092	$8,297

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

The Company conducts its business through Home Properties, L.P. (the “Operating Partnership”), a New York limited partnership.  As of December 31, 2013, the Company owned and operated 120 apartment communities with 42,170 apartments.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and its ownership of 84.8% of the limited partnership units in the Operating Partnership (“UPREIT Units”) at December 31, 2013 (83.2% at December 31, 2012).  The remaining 15.2% is included as noncontrolling interest in these consolidated financial statements at December 31, 2013 (16.8% at December 31, 2012).  The Company periodically adjusts the carrying value of noncontrolling interest to reflect its share of the book value of the Operating Partnership.  Such adjustments are recorded to additional paid in capital as a reallocation of noncontrolling interest in the accompanying consolidated statements of equity.  The Company owns a 1.0% general partner interest in the Operating Partnership and the remainder indirectly as a limited partner through its wholly owned subsidiary, Home Properties I, LLC, which owns 100% of Home Properties Trust, which is the limited partner.  Home Properties Trust was formed in September 1997, as a Maryland real estate trust and as a qualified REIT subsidiary (“QRS”), and owns the Company’s share of the limited partner interests in the Operating Partnership.

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

HOME PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

2                                         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Real Estate (continued)

The Company capitalizes the payroll and associated costs of employees directly responsible for the supervision and construction of development properties, major capital and rehabilitation projects.  Interest costs for development properties, major capital projects and properties under rehabilitation are capitalized during the construction period.  These costs are reflected on the balance sheet as an increase to depreciable property.  Payroll and associated costs capitalized were $4,263, $3,895 and $3,028 for the years ended December 31, 2013, 2012 and 2011, respectively.

For development properties, the Company uses its professional judgment in determining whether such costs meet the criteria for capitalization or must be expensed as incurred.  Costs directly related to the development of properties are capitalized.  The Company capitalizes interest, real estate taxes, insurance, and payroll including associated costs for those individuals directly responsible for and who spend all their time on development activities.  Determination of when a development project commences and capitalization begins, and when a development project is substantially complete and capitalization must end involves a degree of judgment.  We begin the capitalization of costs during the pre-construction period which we define as activities that are necessary to the development of the property.  We consider a development property as substantially complete after major construction has ended and the property is available for occupancy.  For properties that are built in phases, we end capitalization on the portion of a property that is considered substantially complete, and we capitalize only those costs associated with the portion under construction.  These costs are reflected on the balance sheet as construction in progress.

The interest rate used for capitalization is the weighted average interest rate for all Company indebtedness, including amortization of debt issuance costs.  In connection with development properties, major capital projects and rehabilitation projects, there was $7,281, $4,380 and $5,255 of interest capitalized for the years ended December 31, 2013, 2012 and 2011, respectively.

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

The in-place leases and resident relationships are amortized and included in depreciation and amortization expense over a six month and a three year period, respectively.

Exchange of UPREIT Units for shares

Exchanges of UPREIT Units for shares of the Company’s common stock are recorded under the historical cost method with UPREIT Units acquired reflected at their book value (“exchange value”).  The exchange value of UPREIT Units is allocated to common stock and additional paid in capital.

There were 168,417, 284,180 and 565,509 shares of UPREIT Units exchanged for common stock, during 2013, 2012 and 2011, respectively.  The Company made adjustments within equity in the amount of $4,495, $6,899 and $11,399, during 2013, 2012 and 2011, respectively, to record the exchange value of the transactions.

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

Depreciation expense charged to operations was $172,064, $158,428 and $134,957 from continuing operations and $1,839, $7,951 and $8,315 from discontinued operations for the years ended December 31, 2013, 2012 and 2011, respectively.

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

Cash in Escrows

Cash in escrows consists of resident security deposits for residential properties, cash restricted under the terms of various loan agreements to be used for the payment of property taxes and insurance as well as required replacement reserves, and occasionally funds held in escrow from tax-free exchanges.

Accounts Receivable and Allowance for Doubtful Receivables

Accounts receivable are generally comprised of amounts receivable from residents and other miscellaneous receivables from non-affiliated entities.  We evaluate the collectability of accounts receivable from residents and establish an allowance for accounts greater than 60 days past due for current residents and all receivables due from former residents, after the application of security deposits.  The allowance for doubtful resident receivables was $2,499 and $2,778 as of December 31, 2013 and 2012, respectively.

Deferred Charges

Costs relating to the financing of properties are deferred and amortized over the life of the related financing agreement.  Amortization is reflected as interest expense in the consolidated statements of operations, with remaining terms ranging from 2 month to 8 years.  Unamortized financing costs are written off when the financing agreement is retired before the maturity date.  Accumulated amortization was $9,908 and $11,050, as of December 31, 2013 and 2012, respectively.

HOME PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

2                                         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Intangible Assets

Intangible assets of $14,304 and $14,300 at December 31, 2013 and 2012, respectively, included in other assets, consist solely of intangible assets recorded in connection with the authoritative guidance for the acquisition of real estate assets.  These intangible assets are amortized on a straight-line basis over their estimated useful lives of 6 months to 3 years.  Accumulated amortization of intangible assets was $13,292 and $12,797 as of December 31, 2013 and 2012, respectively.  Amortization expense for the years ended December 31, 2013, 2012 and 2011 was $838, $2,618 and $1,547 from continuing operations, respectively.  There was no amortization expense charged to discontinued operations for the years ended December 31, 2013, 2012 and 2011.  The carrying value of intangible assets is periodically reviewed by the Company and impairments are recognized when the expected future operating cash flows derived from such intangible assets are less than their carrying value.

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

HOME PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

2                                         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Other Income

Other income for the years ended December 31, 2013, 2012 and 2011 is primarily comprised of other real estate service fees.

Other Expenses

Other expenses for the years ended December 31, 2013, 2012 and 2011 are the transaction costs from the apartment communities acquired during 2013, 2012 and 2011 that were expensed according to authoritative guidance for business combinations.  These costs, which are primarily transfer taxes and title fees, represent 0.42%, 0.90% and 0.64% of the total purchase price of the apartment communities acquired during 2013, 2012 and 2011, respectively.

Gain on Real Estate Sales

Gain on disposition of properties is recognized using the full accrual method in accordance with the authoritative guidance, provided that various criteria relating to the terms of sale and any subsequent involvement by the Company with the properties sold are met.

Advertising

Advertising expenses are charged to operations during the year in which they are incurred.  Advertising expenses incurred and charged to operating and maintenance expenses in the consolidated statements of operations were $5,306, $5,199 and $4,550 from continuing operations, and $47, $256 and $306 from discontinued operations, for the years ended December 31, 2013, 2012 and 2011, respectively.

Federal Income Taxes

The Company has elected to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended, commencing with the taxable year ended December 31, 1994. As a result, the Company generally is not subject to federal or state income taxation at the corporate level to the extent it distributes annually at least 90% of its REIT taxable income to its shareholders and satisfies certain other requirements.  For the years ended December 31, 2013, 2012 and 2011, the Company distributed in excess of 100% of its taxable income; accordingly, no provision has been made for federal income taxes in the accompanying consolidated financial statements.  Stockholders of the Company are taxed on dividends and must report distributions from the Company as either ordinary income, capital gains, or as return of capital; as more fully described in Note 11.

The Company follows the authoritative guidance for accounting for uncertainty in income taxes which addresses the recognition and measurement of assets and liabilities associated with tax positions taken or expected to be taken in a tax return.  The Company reviewed its potential uncertain tax positions and made no adjustments to its existing financial and tax accounting treatment for all periods presented.  The authoritative guidance also requires a public enterprise to disclose the aggregate difference in the basis of its net assets for financial and tax reporting purposes.  The tax basis of assets is less than the amounts reported in the accompanying consolidated financial statements by approximately $508,787 and $483,031 at December 31, 2013 and 2012, respectively.

HOME PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

2                                         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Federal Income Taxes (continued)

The following table reconciles net income to taxable income for the years ended December 31, 2013, 2012 and 2011:

	2013	2012	2011
Net income	$191,579	$163,622	$47,664
Net income attributable to noncontrolling interest	(30,706)	(28,320)	(9,808)
Net (income) loss of taxable REIT Subsidiary included in net income	(123)	5	4
Net income from REIT operations	160,750	135,307	37,860
Book to tax differences:
Book depreciation and amortization	146,675	139,067	114,138
Tax depreciation and amortization	(153,975)	(143,893)	(117,822)
Gains/losses from capital transactions	(9,026)	(62,507)	(22)
Carrying value of mortgages	(884)	(784)	(575)
Equity compensation	(2,905)	(857)	(3,928)
Amortization of debt discount	-	-	1,409
Property acquisition costs	212	2,210	2,551
Other, net	958	(1,934)	1,912
Adjusted taxable income subject to 90% REIT dividend requirement	$141,805	$66,609	$35,523

The Company made actual distributions in excess of 100% of taxable income before capital gains.  All adjustments to net income from REIT operations are net of amounts attributable to noncontrolling interest and the taxable REIT subsidiary, HPRS.

Included in total assets on the consolidated balance sheets are deferred tax assets of $13,107 and $13,168 as of December 31, 2013 and 2012, respectively.  The deferred tax assets were a result of the net losses associated with the affordable property portfolio sales during 2004 and 2003.  The deferred tax assets expire between 2020 and 2032.  Management does not believe it is more likely than not that these deferred assets will be used, and accordingly has recorded a reserve against the deferred tax assets of $13,107 and $13,168 for the years ended December 31, 2013 and 2012, respectively.  The deferred tax assets are associated with HPRS which performed certain residential and development activities of the Company.  HPRS historically provided commercial management services and provided loan advances to affordable housing entities owned through general partnership interests.  As these activities are no longer provided, Management does not currently believe there is a source for future material taxable earnings for HPRS that would give rise to value for the deferred tax assets.

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

HOME PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

3                                         RECENTLY ADOPTED AND RECENTLY ISSUED ACCOUNTING STANDARDS

Recently Adopted Accounting Standards

In February 2013, the Financial Accounting Standards Board issued ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which requires an entity to present information about reclassification adjustments from accumulated other comprehensive income in their interim and annual financial statements in a single note or on the face of the financial statements.  ASU 2013-02 became effective for the Company on January 1, 2013.  The Company’s adoption of this authoritative guidance did not have a material impact on its operating results or financial position.

4                                         ACQUISITIONS AND DEVELOPMENT

Property Acquisitions

During the years ended December 31, 2013 and 2012, the Company acquired the communities listed below:

						Cost of
		Date	Year	Number	Cost of	Acquisition
Apartment Community	Region	Acquired	Constructed	of Units	Acquisition	Per Unit
Stone Hill	Philadelphia	11/27/2013	1971	205	$15,500	$76
Middlesex Crossing	Boston	12/18/2013	1969-1974	252	40,250	160
				457	$55,750

The Manor East	Suburban D.C.	5/11/2012	1964	164	$16,200	$99
Woodway at Trinity Centre	Suburban D.C.	5/17/2012	1997	504	96,000	190
Howard Crossing	Baltimore	6/28/2012	1968-1975	1,350	186,000	138
				2,018	$298,200

All of the 2013 and 2012 acquired apartment communities were recorded at fair value which approximated actual purchase price.  None of the acquisitions were subject to bargain purchase options or resulted in goodwill being recorded.  In connection with these acquisitions, closing costs of $312 and $2,741 were incurred and are included in other expenses for the years ended December 31, 2013 and 2012, respectively.

Included in the consolidated statements of income for the years ended December 31, 2013 and 2012, are total revenues of $29,637 and $15,578, respectively, and net income attributable to common shareholders of $9,810 and $4,056, respectively, since the respective date of acquisition through December 31, 2013 for the 2013 and 2012 acquired apartment communities.

Pro Forma Information

The following unaudited pro forma information was prepared as if the 2013 and 2012 transactions related to the acquisition of apartment communities occurred as of January 1 of the preceding year.  The pro forma financial information is based upon the historical consolidated financial statements of the Company and the acquired communities, and is not necessarily indicative of the consolidated results which actually would have occurred if the transactions had been consummated at January 1, 2012, nor does it purport to represent the results of operations for future periods.  Adjustments to the pro forma financial information for the years ended December 31, 2013 and 2012 consist principally of providing net operating activity and recording interest, depreciation and amortization from January 1, 2012 to the acquisition date as appropriate.  Acquisition related costs in the amount of $312 were excluded from the 2013 pro forma net income attributable to common stockholders.  An adjustment was made to include these costs in the 2012 pro forma net income attributable to common stockholders.

HOME PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

4                                         ACQUISITIONS AND DEVELOPMENT (continued)

Pro Forma Information (continued)

	2013 (Unaudited)	2012 (Unaudited)
Pro forma total revenues	$669,418	$645,463
Pro forma net income attributable to common stockholders	162,371	140,479
Pro forma earnings per common share:
Basic	$2.99	$2.82
Diluted	2.96	2.79

Redevelopment

The Company has one project under redevelopment.  Arbor Park, located in Alexandria, Virginia, has 851 garden apartments in fifty-two buildings built in 1967.  The Company is part way through a project to extensively renovate all of the units over several years on a building by building basis.  As of December 31, 2013, there were four buildings with 42 units under renovation and thirty-six buildings with 596 units completed and 540 of those units occupied.  As of December 31, 2013, the Company has incurred costs of $21,862 for the renovation which is included in buildings, improvements and equipment.  The entire project is expected to be completed in 2015.

Development

During 2012, the Company completed construction at The Apartments at Cobblestone Square located in Fredericksburg, Virginia, consisting of eight, four-story buildings and a refurbished rail depot, for a total of 314 apartment units.  The total cost for this community was $48,609 for an average cost per apartment unit of $155.

During the fourth quarter of 2011, the Company started construction on Eleven55 Ripley, located in Silver Spring, Maryland, consisting of two buildings, a 21 story high-rise and a 5 story mid-rise, for a total of 379 apartment units.  Initial occupancy occurred in the fourth quarter of 2013.  Construction is expected to be completed in the first half of 2014.  The construction in progress for this development was $97,171 as of December 31, 2013.

During the second quarter of 2012, the Company started construction on The Courts at Spring Mill Station, located in Conshohocken, Pennsylvania, a suburb of Philadelphia. The mid-rise project, consisting of two buildings, will have a total of 385 apartment units.  Construction is expected to be completed in the second half of 2014 with initial occupancy in the second quarter of 2014.  The construction in progress for this development was $42,504 as of December 31, 2013.

During the first quarter of 2013, the Company purchased a land parcel located in Tysons Corner, Virginia.  The Company intends to develop approximately 694 units in a residential community on this entitled parcel for approximately $232,000.  The construction in progress for this development, consisting primarily of land value, was $33,659 as of December 31, 2013.

During the fourth quarter of 2013, the Company purchased a land parcel located in Linthicum, Maryland.  The land is intended for future development of approximately 300 multifamily units.  The construction in progress for this development, consisting primarily of land value, was $14,642 as of December 31, 2013.

HOME PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

5                                         MORTGAGE NOTES PAYABLE

The Company’s mortgage notes payable are summarized as follows:

	2013	2012
Fixed rate mortgage notes payable	$1,731,177	$1,967,026
Variable rate mortgage notes payable	83,040	198,001
Mortgage notes payable	$1,814,217	$2,165,027

For 2013 and 2012, mortgage notes payable were collateralized by certain apartment communities as detailed in Schedule III.  The mortgage notes payable outstanding as of December 31, 2013 mature at various dates from 2014 through 2029, with a weighted average remaining term of approximately four years.  The weighted average interest rate of the Company’s fixed rate notes was 5.21% and 5.30% at December 31, 2013 and 2012, respectively.  The weighted average interest rate of the Company’s variable rate notes was 3.02% and 2.77% at December 31, 2013 and 2012, respectively.

Principal payments on the mortgage notes payable for years subsequent to December 31, 2013 are as follows:

2014	$94,927
2015	248,216
2016	310,509
2017	256,063
2018	214,212
Thereafter	690,290
$1,814,217

Prepayment penalties of $2,229, $2,202 and $13 were incurred for the years ended December 31, 2013, 2012 and 2011, respectively, and are included in interest expense.  Included in the 2013 and 2012 prepayment penalties of $2,229 and $2,202, respectively, are penalties of $1,613 and $2,115, respectively, which were incurred in connection with the sale of property and are included in discontinued operations.

Deferred financing costs of $518, $45 and $72 were written off for the years ended December 31, 2013, 2012 and 2011, respectively, and are included in interest expense.  For 2013 and 2012, deferred financing costs written off of $169 and $42, respectively, were incurred in connection with the sale of properties and are included in discontinued operations.  For 2013, 2012 and 2011, deferred financing costs written off of $349, $3 and $72, respectively, were incurred in connection with the early repayment of mortgages and are included in interest expense from continuing operations.

HOME PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

6                                         UNSECURED NOTES PAYABLE

Unsecured Term Loans

In December 2011, the Company entered into a five-year unsecured term loan for $250,000 with M&T Bank as lead bank, and ten other participating lenders, which was set to mature on December 8, 2016.  On August 19, 2013, the Company amended the loan agreement to extend the maturity date to August 18, 2018.  No other changes were made to the terms of the unsecured term loan.  The loan bears monthly interest at a variable rate based on LIBOR, plus a spread from 1.00% to 2.00% based on the Company’s leverage ratio. The unsecured term loan has covenants that align with the unsecured line of credit facility described in Note 8.  The Company was in compliance with these financial covenants for all periods presented.

On July 19, 2012, the Company entered into two interest rate swap agreements that effectively convert the variable LIBOR portion of this loan to a fixed rate of 0.685% through December 7, 2016.  On November 4, 2013, the Company entered into three additional interest rate swap agreements that effectively convert the variable LIBOR portion of this loan to a fixed rate of 2.604% for the period of December 8, 2016 through August 18, 2018.  The interest rate swap agreements are more fully described in Note 10.  As of December 31, 2013, based on the Company’s leverage ratio, the spread was 1.00%, and the one-month LIBOR was swapped at 0.685%; resulting in an effective rate of 1.685% for the Company.

On June 28, 2013, the Company entered into an unsecured loan agreement with M&T Bank with a September 30, 2013 maturity date.  The note had a maximum principal amount of $75,000, with monthly interest at a variable rate based on LIBOR, plus a spread from 1.00% to 2.00% based on the Company’s leverage ratio.  On June 28, 2013, the Company borrowed $25,000 which was repaid in its entirety on July 12, 2013.  Proceeds from this term loan were utilized to partially fund the repayment of secured debt.  On August 19, 2013, the loan commitment was terminated in connection with an amendment to the unsecured line of credit, as more fully described in Note 8.

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

On November 1, 2011, the Company repurchased at face value $135,000 of the Senior Notes, plus accrued interest of $2,784, that were presented by the holders for repurchase in accordance with the Indenture.  On December 21, 2011 the remaining outstanding balance of $5,000 principal amount of the Senior Notes was repurchased by the Company, at face value plus accrued interest of $29, at the Company’s option in accordance with the Indenture.  There were no outstanding Senior Notes as of December 31, 2013, 2012 or 2011.

The following table provides additional information about the Senior Notes for the year ended December 31, 2011:

2011
Coupon interest	$4,835
Issuance cost amortization	456
Discount amortization	1,782
Total interest expense	$7,073

The effective interest rate was 5.75% for the year ended 2011.  The conversion price per share, as adjusted, was $72.87 as of the November 1, 2011 and December 21, 2011 repurchase dates.

HOME PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

8                                         UNSECURED LINE OF CREDIT

On August 19, 2013, the Company entered into a First Amendment to the Amended and Restated Credit Agreement (the “Credit Agreement”), which provides for a $450,000 revolving credit facility with an initial maturity date of August 18, 2017 and a one-year extension at the Company’s option.  The Credit Agreement amended the Company’s prior $275,000 facility, which was scheduled to expire on December 8, 2015, not including a one-year extension at the Company’s option.  The Credit Agreement is with M&T Bank and U.S. Bank National Association as joint lead arrangers, M&T Bank as administrative agent and nine other commercial banks as participants.  The Company had $193,000 outstanding under the credit facility as of December 31, 2013.  Borrowings under the line of credit bear interest at a variable rate based on LIBOR, plus a spread from 1.00% to 2.00% based on the Company’s leverage ratio.  As of December 31, 2013, based on the Company’s leverage ratio, the spread was 1.00%, and the one-month LIBOR was 0.19%; resulting in an effective rate of 1.19% for the Company.

The Credit Agreement requires the Company to maintain certain financial ratios and measurements including a limitation on outstanding indebtedness and a minimum interest coverage ratio.  The Company was in compliance with these financial covenants for all periods presented.

The Credit Agreement also provides the ability to issue up to $20,000 in letters of credit.  While the issuance of letters of credit does not increase borrowings outstanding under the line of credit, it does reduce the amount available.  At December 31, 2013, the Company had outstanding letters of credit of $5,237 and the amount available on the credit facility was $251,763.

9                                         FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial Instruments Carried at Fair Value

The fair value of interest rate swaps, which are more fully described in Note 10, are determined using the market standard of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts).  The variable cash payments (or receipts) are based on an expectation of future interest rate forward curves derived from observable market interest rate curves (level 2 inputs, as defined by the authoritative guidance).  The Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements.  The Company has determined that the significant inputs used in this model are observable in active markets, therefore considers the interest rate swap asset valuation of $1,840 at December 31, 2013 and the liability valuation of $1,296 at December 31, 2012 as level 2 classifications within the fair value hierarchy.

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

9                                         FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

Financial Instruments Not Carried at Fair Value (continued)

The Company determined the fair value of its mortgage notes payable, unsecured term loan, unsecured senior notes and unsecured line of credit facility using a discounted future cash flow technique that incorporates observable market-based inputs, including a market interest yield curve with adjustments for duration, loan to value (level 2 inputs), and risk profile (level 3 inputs).  In determining the market interest yield curve, the Company considered its investment grade credit ratings (level 2 inputs).  The Company has determined that the significant inputs used in this model are observable in active markets, therefore considers the valuation classified as level 2 of the fair value hierarchy.  At December 31, 2013 and December 31, 2012, the fair value of the Company’s total debt, consisting of the mortgage notes, the unsecured term loan, unsecured senior notes and unsecured line of credit, amounted to a liability of $2,552,145 and $2,968,865, respectively, compared to its carrying amount of $2,457,217 and $2,777,527, respectively.

10                                  DERIVATIVE AND HEDGING ACTIVITIES

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

Cash Flow Hedges of Interest Rate Risk

On July 19, 2012, the Company entered into two interest rate swap agreements that effectively convert the one-month LIBOR portion of a $250,000 five-year variable rate unsecured term loan, originally due on December 8, 2016, from a variable rate of one-month LIBOR plus a spread of 1.00% to 2.00% based on the Company’s leverage ratio to a fixed rate of 0.685% plus the applicable spread.  As further described in Note 6, the $250,000 unsecured term loan was amended to extend the maturity date to August 18, 2018.  On November 4, 2013, the Company entered into three additional interest rate swap agreements for the period of December 8, 2016 through August 18, 2018 to succeed the original two swaps.  These three forward swaps effectively convert the variable rate of one-month LIBOR plus a spread of 1.00% to 2.00% based on the Company’s leverage ratio to a fixed rate of 2.604% plus the applicable spread.

As of December 31, 2013, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Interest Rate Derivative	Notional Amount	Fixed Interest Rate	Variable Interest Rate	Effective Date	Maturity Date
Interest rate swap	$150,000	0.6800%	One-month LIBOR	August 13, 2012	December 8, 2016
Interest rate swap	$100,000	0.6925%	One-month LIBOR	August 13, 2012	December 8, 2016
Interest rate swap	$100,000	2.6010%	One-month LIBOR	December 8, 2016	August 18, 2018
Interest rate swap	$75,000	2.6010%	One-month LIBOR	December 8, 2016	August 18, 2018
Interest rate swap	$75,000	2.6125%	One-month LIBOR	December 8, 2016	August 18, 2018

HOME PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

10           DERIVATIVE AND HEDGING ACTIVITIES (continued)

Cash Flow Hedges of Interest Rate Risk (continued)

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the balance sheets as of December 31, 2013 and December 31, 2012:

Fair Value of Derivative Instruments
	Asset Derivatives			Liability Derivatives
	Balance	Fair Value at		Balance	Fair Value at
	Sheet Location	12/31/2013	12/31/2012	Sheet Location	12/31/2013	12/31/2012
Interest Rate Swap	Other Assets	$1,840	$-	Other Liabilities	$-	$1,296

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in accumulated other comprehensive income and are subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.  During 2013 and 2012, such derivatives were used to hedge the variable cash flows associated with certain variable-rate debt.  The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings.  During the years ended December 31, 2013 and 2012, the Company did not record any hedge ineffectiveness.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt.  The Company estimates that an additional $1,101 will be reclassified from accumulated other comprehensive income as an increase to interest expense over the next twelve months.

The table below details the location in the financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges for the years ended December 31, 2013 and 2012, respectively:

	2013	2012

Amount of gain (loss) recognized in accumulated other comprehensive income on interest rate derivatives (effective portion)	$1,972	$(1,722)
Amount of gain (loss) reclassified from accumulated other comprehensive income into income as interest expense (effective portion)	$(1,164)	$(426)
Amount of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	$-	$-

Disclosure of Offsetting Derivatives

As of December 31, 2013 and December 31, 2012, the gross amount of derivative assets classified on the balance sheet in other assets was $1,840 and $0, respectively.  As of December 31, 2013 and December 31, 2012, the gross amount of derivative liabilities classified on the balance sheet in accrued expenses and other liabilities was $0 and $1,296, respectively.  The Company does not have any derivative instruments offset on the balance sheet or subject to master netting arrangements or similar agreements.

HOME PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

10           DERIVATIVE AND HEDGING ACTIVITIES (continued)

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

As of December 31, 2013, the Company had no derivatives in a net liability position, has not posted any collateral related to these agreements and was not in breach of any agreement provisions.

11           STOCKHOLDERS’ EQUITY

Common Stock

In 1997, the Company’s Board of Directors approved a stock repurchase program under which the Company may repurchase shares of its outstanding common stock and UPREIT Units (“Company Program”).  The shares and units may be repurchased through open market or privately negotiated transactions at the discretion of Company management.  The Board’s action did not establish a target price or a specific timetable for repurchase.  At December 31, 2013 the Company had authorization to repurchase 2,291,160 shares of common stock and UPREIT Units under the Company Program.  There were no repurchases in 2013, 2012 or 2011 under the Company Program.

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

HOME PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

11           STOCKHOLDERS’ EQUITY (continued)

At-The-Market Equity Offering Programs (continued)

On May 14, 2012, the Company initiated another ATM equity offering program through which it is authorized to sell up to 4,400,000 shares of common stock from time to time in ATM offerings or negotiated transactions. The following summarizes issuances of common stock from this program since inception through December 31, 2013:

Period	Number of Shares Sold	Gross Proceeds	Net Proceeds	Average Sales Price
Second quarter 2012	698,599	$ 42,528	$ 41,617	$ 60.88
Third quarter 2012	1,262,125	80,303	78,682	63.63
Fourth quarter 2012	10,100	628	609	62.18
First quarter 2013	407,296	25,855	25,282	63.48
Second quarter 2013	52,113	3,322	3,228	63.75
Total	2,430,233	$ 152,636	$ 149,418	$ 62.81

There were no shares issued from this program during the third and fourth quarters of 2013.  As of December 31, 2013, 1,969,767 shares remain available under this ATM program.

The Company used the net proceeds from the ATM offerings primarily for general corporate purposes including acquisitions, development and redevelopment of apartment communities.

Public Equity Offering Programs

On September 20, 2011, the Company publicly offered 6,000,000 shares of its common stock at a price of $58.50 per share, for net proceeds of $336,760 after underwriting discounts, commissions and offering expenses.  All of the 6,000,000 shares offered were purchased and subsequently delivered on September 23, 2011.

On July 9, 2013, the Company filed a prospectus supplement for a follow-on offering of 4,427,500 shares of its common stock at a price of $63.00 per share, including 577,500 shares issued pursuant to the exercise in full of an underwriters’ option to purchase additional shares.  Net proceeds were $267,633 after underwriting discounts, commissions and offering expenses and were used to pay off outstanding indebtedness.  All of the 4,427,500 shares offered were purchased and subsequently delivered on July 12, 2013.

HOME PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

11           STOCKHOLDERS’ EQUITY (continued)

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

Dividends and Distributions

Stockholders are taxed on dividends and must report such dividends as ordinary income, capital gains, or return of capital.  The Company has declared and paid a $2.80 distribution per common share (CUSIP 437306103) during its most recent fiscal year.  Pursuant to Internal Revenue Code Section 857(b)(3)(C), for the year ended December 31, 2013, the Company designated the taxable composition of the following cash distributions to holders of common shares in the amounts set forth in the tables below:

				Distribution Type
Declaration Dates	Record Dates	Payable Dates	Distributions Per Share	Ordinary Taxable Dividend	Qualified Dividend	Return of Capital	Long- Term Capital Gain	Unrecaptured Sec. 1250 Gain
2/2/2013	2/14/2013	2/26/2013	$0.70	63.0720%	0.0000%	0.0000%	22.3642%	14.5638%
4/30/2013	5/14/2013	5/24/2013	$0.70	63.0720%	0.0000%	0.0000%	22.3642%	14.5638%
7/30/2013	8/13/2013	8/23/2013	$0.70	63.0720%	0.0000%	0.0000%	22.3642%	14.5638%
10/30/2013	11/12/2013	11/22/2013	$0.70	63.0720%	0.0000%	0.0000%	22.3642%	14.5638%

		Totals	$2.80	63.0720%	0.0000%	0.0000%	22.3642%	14.5638%

The taxable composition of cash distributions for each common share for 2012 and 2011 is as follows:

			Distribution Type
Year	Distributions Per Share	Ordinary Taxable Dividend	Qualified Dividend	Return of Capital	Long- Term Capital Gain	Unrecaptured Sec. 1250 Gain
2012	$2.64	75.9761%	0.0000%	21.7871%	1.2194%	1.0174%
2011	$2.48	62.8481%	0.0000%	37.1519%	0.0000%	0.0000%

Total Shares and Units Outstanding

At December 31, 2013, 56,961,646 common shares, and 10,287,176 UPREIT Units were outstanding for a total of 67,248,822 common share equivalents.

HOME PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

11           STOCKHOLDERS’ EQUITY (continued)

Earnings Per Share

Basic earnings per share (“EPS”) is computed as net income attributable to common stockholders divided by the weighted average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock-based compensation including stock options (using the treasury stock method).  The exchange of an UPREIT Unit for a share of common stock has no effect on diluted EPS as unitholders and stockholders effectively share equally in the net income of the Operating Partnership.  Income from continuing operations and discontinued operations is the same for both the basic and diluted calculation.

The reconciliation of basic and diluted earnings per share for the years ended December 31, 2013, 2012 and 2011, is as follows:

	2013	2012	2011
Numerator:
Income from continuing operations	$109,457	$75,863	$39,152
Less: Income from continuing operations attributable to noncontrolling interest	(17,471)	(13,277)	(8,030)
Income from continuing operations attributable to common stockholders	$91,986	$62,586	$31,122
Discontinued operations	$82,122	$87,759	$8,512
Less: Discontinued operations attributable to noncontrolling interest	(13,235)	(15,043)	(1,778)
Discontinued operations attributable to common stockholders	$68,887	$72,716	$6,734
Denominator:
Basic weighted average number of common shares outstanding	54,328,514	49,744,636	41,860,139
Effect of dilutive stock options	459,303	566,732	595,708
Effect of restricted shares and restricted stock units	32,377	71,268	89,235
Diluted weighted average number of common shares outstanding	54,820,194	50,382,636	42,545,082
Earnings per common share:
Basic earnings per share:
Income from continuing operations	$1.69	$1.26	$0.74
Discontinued operations	1.27	1.46	0.16
Net income attributable to common stockholders	$2.96	$2.72	$0.90
Diluted earnings per share:
Income from continuing operations	$1.68	$1.24	$0.73
Discontinued operations	1.25	1.45	0.16
Net income attributable to common stockholders	$2.93	$2.69	$0.89

Unexercised stock options to purchase 411,779, 334,659 and 172,810 shares of the Company’s common stock were not included in the computations of diluted EPS because the options’ exercise prices were greater than the average market price of the Company’s stock during the years ended December 31, 2013, 2012 and 2011, respectively.

HOME PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

12           STOCK BENEFIT PLANS

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

On May 3, 2011, the stockholders of the Company approved the 2011 Stock Benefit Plan (the “2011 Plan”).  The types of awards that may be granted under the 2011 Plan include stock options, stock appreciation rights, restricted stock, restricted stock units, unrestricted stock, and dividend equivalent rights.  The 2011 Plan includes an authorization to issue up to 3,000,000 newly authorized shares of the Company’s common stock plus the number of shares available for grant under a predecessor plan, the 2008 Stock Benefit Plan, which were 523,232 as of December 31, 2013.  The grant of a stock option or stock appreciation right is deemed, for purposes of determining the number of shares available under the 2011 Plan, as an award of one share of common stock for each share of common stock subject to the option or stock appreciation right.  The grant of any full value awards (awards other than stock options or stock appreciation rights) is deemed, for purposes of determining the number of shares available under the 2011 Plan, as an award of 4.28 shares of common stock for each share of common stock subject to the award.  Any forfeitures or cancellations of awards will be returned to the reserved pool under the 2011 Plan in the same manner.  As of December 31, 2013, awards of 3,936 shares which have been forfeited or cancelled have been returned to the 2011 Plan and are available for future grants.  The 2011 Plan succeeds previous plans as described below.

In November 2011, the Company’s Board of Directors approved a multiyear performance-based equity plan (“the 2012 Performance Plan”).  The 2012 Performance Plan is governed by the 2011 Plan.  Awards are in the form of restricted stock units with a service condition and market conditions.

There were several plans prior to the 2011 Plan adopted by the Company and approved by the stockholders including the 1994 Stock Benefit Plan, the 2000 Stock Benefit Plan, the 2003 Stock Benefit Plan, the Amended and Restated 2003 Stock Benefit Plan and the 2008 Stock Benefit Plan. Participants in each of the above referenced plans (the “Previous Plans”) included officers, non-employee Directors, and key employees of the Company.  The Previous Plans allowed for the award of options, stock appreciation rights and restricted stock; though, no stock appreciation rights were awarded.  Effective May 3, 2011, no additional awards may be issued under the Previous Plans.

The 2008 Stock Benefit Plan limited the number of shares issuable under the plan to 2,450,000.  Stock options awarded reduced the number of shares available for awards by one share for every one share granted.  Awards of restricted stock reduced the number of shares available for award by one share for every one share awarded, up to 250,000; beyond that, restricted stock reduced the number of shares available for award by 3.5 shares for every one share awarded.  The number of options and shares of restricted stock issued to each non-employee Director were subject to a 2008 Plan provision that they not exceed 6,000 options and 2,000 shares annually for the years 2009 and 2010.

HOME PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

12           STOCK BENEFIT PLANS (continued)

Description of Stock Benefit Plans (continued)

Stock option, restricted stock and restricted stock unit awards granted to employees and non-employee Directors under the all stock benefit plans are as follows:

	Employee Awards				Non-Employee Director Awards
Name of Plan	Stock Options Granted	Restricted Stock Granted	Restricted Stock Units Granted(a)	Total Granted	Stock Options Granted	Restricted Stock Granted	Total Granted	Available for Future Grant of Awards
Previous Plans	7,735,580	737,655	N/A	8,473,235	669,283	67,948	737,231	-
2011 Plan	446,567	231,471	219,430	897,468	-	28,678	28,678	1,040,862

(a)         Represents service-based awards of 36,565 and market-based awards of 182,865 at the maximum achievable level.

Terms and provisions applicable to an award granted, including vesting provisions, are specified in an award certificate.  Options granted under the 2011 Plan during the years 2013, 2012 and 2011, vest 20% for each year of service until 100% vested on the fifth anniversary and expire after ten years from the grant date. The exercise price per share for stock options issued under all of the stock benefit plans may not be less than 100% of the closing price of a share of common stock on the date the stock option is granted.  Restricted stock awards granted to Directors vest 100% on the fifth anniversary of the grant date.  All of the 35,493, 108,065 and 87,913 restricted stock awards granted to employees during 2013, 2012 and 2011 vest 25% on each anniversary of the grant date for a period of four years.  Vesting conditions for restricted stock unit awards are more fully described under the heading “Restricted Stock Units” below.  The Company has a policy of issuing new shares upon the exercise of stock options and upon the vesting of restricted stock and restricted stock units.

Stock Options

Stock-based compensation cost for a stock option is estimated at the grant date based on each option’s fair value as calculated using the Black-Scholes option pricing model, which incorporates various assumptions including expected dividend yields, volatility, option lives and interest rates.  The Company recognizes stock-based compensation cost as expense ratably on a straight-line basis over the requisite service period.  In determining the service period, the Company considers service requirements, the vesting period and retirement eligibility of the grantee.  Authoritative guidance requires the estimation of forfeitures when recognizing compensation expense and that this estimate of forfeitures be adjusted over the requisite service period should actual forfeitures differ from such estimates.  Changes in estimated forfeitures are recognized through a cumulative catch-up adjustment, which is recognized in the period of change, and impacts the amount of unamortized compensation expense to be recognized in future periods.

HOME PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

12           STOCK BENEFIT PLANS (continued)

Stock Options (continued)

The following weighted average assumptions were used for the years ended December 31, 2013, 2012 and 2011:

Assumption	2013	2012	2011
Expected dividend yield	4.34%	4.22%	4.32%
Expected volatility	26.25%	26.53%	25.98%
Expected lives	6.0 Years	6.0 Years	6.0 Years
Risk free interest rate	0.99%	1.03%	2.36%

The expected dividend yield was based on the historical dividend growth rates and the historical annual dividends.  The expected volatility was based on the historical volatility of the Company’s common stock.  The weighted average expected option lives for options, with a lifetime of ten years, was based on the Company’s historical data for prior period stock option exercise and cancellation activity.  The risk free interest rates for the expected life of the options were based on the implied U.S. Treasury yield curve.

A summary of stock option activity for the year ended December 31, 2013 is as follows:

	Number of Options	Weighted Average Exercise Price Per Option	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Options outstanding at December 31, 2012	2,556,341	$48.40
Granted	59,958	65.14
Exercised	(326,532)	44.39
Cancelled	(245)	55.90
Options outstanding at December 31, 2013	2,289,522	$49.41	4.7	$9,639
Options exercisable at December 31, 2013	1,734,063	$47.80	3.9	$10,092

A summary of unvested stock option activity for the year ended December 31, 2013 is as follows:

	Number of Options	Weighted Average Exercise Price Per Option
Unvested stock options at December 31, 2012	835,071	$51.20
Granted	59,958	65.14
Vested	(339,325)	48.37
Cancelled	(245)	55.90
Unvested stock options at December 31, 2013	555,459	$54.43

As of December 31, 2013, there was $946 of total unrecognized compensation cost related to unvested stock options that is expected to be recognized over a weighted average period of 1.88 years.

HOME PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

12           STOCK BENEFIT PLANS (continued)

Stock Options (continued)

A summary of stock option activity for the years ended December 31, 2013, 2012 and 2011 is as follows:

	2013	2012	2011
Stock-based compensation costs recognized	$1,360	$3,052	$2,813
Fair value of options vested	2,029	2,717	2,562
Cash received from the exercise of options	14,494	18,228	23,843
Intrinsic value of options exercised	6,644	8,737	9,288
Grant date fair value of options granted, per share	9.17	9.32	9.95

Number of options granted	59,958	219,799	166,810

Restricted Stock

Stock-based compensation cost for restricted stock is measured based on the closing price of the Company’s common stock on the grant date and is recognized ratably on a straight-line basis over the requisite service period.  In determining the service period, the Company considers service requirements, the vesting period and retirement eligibility of the grantee.

A summary of restricted stock activity for the year ended December 31, 2013 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Restricted stock outstanding and unvested at December 31, 2012	295,034	$55.77
Granted	43,168	65.14
Vested and issued	(101,639)	52.19
Cancelled	(1,890)	47.33
Restricted stock outstanding and unvested at December 31, 2013	234,673	$59.11

As of December 31, 2013, there was $3,809 of total unrecognized compensation cost related to unvested restricted stock that is expected to be recognized over a weighted-average period of 2.27 years.

A summary of restricted stock activity for the years ended December 31, 2013, 2012 and 2011 is as follows:

	2013	2012	2011
Stock-based compensation costs recognized	$3,956	$7,659	$6,226
Fair value of restricted shares vested	6,603	6,707	5,246
Weighted average price of shares granted, per share	65.14	63.62	62.09

Number of restricted shares granted to employees	35,493	108,065	87,913
Number of restricted shares granted to Directors	7,675	11,539	9,464

HOME PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

12           STOCK BENEFIT PLANS (continued)

Restricted Stock Units

The Company has granted awards under a multiyear performance-based equity plan referred to as the 2012 Performance Plan.  Awards are in the form of restricted stock units with a service condition and market conditions, with dividend equivalent rights.    Seventy-five percent of a total award value is market-based and subject to three Total Shareholder Return (“TSR”) market measures:  50% absolute Home Properties TSR, 25% relative NAREIT All Equity REIT Index, and 25% relative NAREIT Apartment Index.  The remaining twenty-five percent is service-based and vests over three years.

On January 2, 2013 and February 14, 2012, awards in connection with the 2012 Performance Plan, with an estimated fair value of $3,653 and $4,084, respectively, were granted to executive officers of the Company.  The measurement period for the awards granted in 2013 began on January 1, 2013 and will end on December 31, 2015. The measurement period for the awards granted in 2012 began on January 1, 2012 and will end on December 31, 2014.

At the end of the three-year measurement periods ending December 31, 2014 and 2015, the Company’s TSR results will be compared to the Threshold, Target and High hurdles established at the beginning of the three-year measurement periods as defined below:

Three-Year Performance Goals

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

HOME PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

12           STOCK BENEFIT PLANS (continued)

Restricted Stock Units (continued)

The fair value of the restricted stock unit awards was estimated on the grant date using a multifactor Monte Carlo simulation model, which incorporates various assumptions including the baseline share value, dividend yield, estimated volatility figures and risk free rates over the three-year measurement period.  The Company recognizes compensation expense for the 2012 Performance Plan over the three-year measurement periods for 100% of each award with a service condition and 50% of each award with a market condition. For the remaining 50% of each award with a market condition, the Company recognizes compensation expense over a four year period which includes the three-year measurement period and a one-year vesting period subsequent to the end of the measurement period. The recognition of compensation cost takes into account retirement eligibility.

The following weighted average assumptions were used for grants awarded during the years ended December 31, 2013 and 2012:

Assumption	2013	2012
Baseline share value	$60.20	$55.87
Expected dividend yield	4.27%	4.45%
Expected volatility	21.19%	31.24%
Risk free interest rate	0.21%	0.22%
Estimated fair value per share of the market-based awards	$49.17	$51.40
Estimated fair value per share of the service-based awards	$61.83	$59.32

A summary of unvested restricted stock unit activity for the year ended December 31, 2013 is as follows:

	Number of Awards	Weighted Average Grant Date Fair Value Per Share
Restricted stock units unvested at December 31, 2012	105,008	$53.39
Granted (a)	104,687	52.34
Vested	(5,831)	59.34
Restricted stock units unvested at December 31, 2013 (b)	203,864	$52.61

(a)           Represents service-based awards of 17,446 and market-based awards of 87,241 at the maximum achievable level.

(b)          Represents service-based awards of 29,112 and market-based awards of 174,752 at the maximum achievable level.

During the years ended December 31, 2013 and 2012, the Company recognized stock-based compensation expense of $3,746 and $3,240, respectively, for the 2012 Performance Plan.  As of December 31, 2013, there was $751 of total unrecognized compensation cost related to unvested restricted stock units that is expected to be recognized over a weighted-average period of 1.38 years.

HOME PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

13           EMPLOYEE BENEFIT PLANS

401(k) Savings Plan

The Company sponsors a defined contribution plan.  Under the plan, the Company will match 75% of the first 4% of each employee’s contributions not to exceed 3% of that employee’s eligible compensation.  The matching expense under this plan charged to operations were $1,164, $1,031 and $1,006 from continuing operations, and $8, $35 and $37 from discontinued operations, for the years ended December 31, 2013, 2012 and 2011, respectively.

Incentive Bonus Plans

The Company sponsors two incentive bonus plans.  The quarterly site bonus plan is designed to encourage and reward property operations employees for superior financial performance as measured versus budget.  The annual incentive bonus plan is designed to motivate executive officers and certain other corporate and regional employees to maximize the Company’s annual operating and financial performance as measured in year over year actual financial measures, annual performance as compared to a peer group and, beginning in 2011, attainment of certain individual and team objectives.  The expense under these plans was $5,567, $7,034 and $7,874 for the years ended December 31, 2013, 2012 and 2011, respectively.

Deferred Bonus Plan

The Company sponsors a deferred bonus plan, which permits certain employees to defer receipt of up to 100% of their annual incentive bonus for three, five or ten years.  Under the plan, the Company will match 10% of the amount deferred and the match vests after three years.  Each deferral and match is credited to an individual employee account with the number of shares of the Company’s common stock that could be purchased with the amounts deferred and matched at the common stock closing price the day before the bonus would have otherwise been paid.  An equivalent of dividends on those shares is also credited to the employee account on dividend payment dates based upon the common stock closing price on those dates.  Payments out of deferred accounts are made by issuance of common stock.  The total amounts deferred were $1,504 and $1,390 at December 31, 2013 and 2012, respectively.  The matching expense under this plan was $8, $10 and $15 for the years ended December 31, 2013, 2012 and 2011, respectively.

Deferred Compensation Plan

In 2011, the Company initiated a deferred compensation plan, which permits certain employees to defer up to 50% of their annual base pay until retirement.  Upon retirement, the employee can elect a lump sum distribution or annual payments over two to ten years.  There is no Company match and all deferred amounts are 100% vested.  The total amount deferred was $807 and $405 at December 31, 2013 and 2012, respectively.

14           SEGMENT REPORTING

The Company is engaged in the ownership and management of market rate apartment communities.  Each apartment community is considered a separate operating segment.  Each segment on a standalone basis is less than 10% of the revenues, net operating income and assets of the combined reported operating segment and meets a majority of the aggregation criteria under authoritative guidance.  There is no resident who has one or more leases which, in the aggregate, account for more than 10% of the aggregate gross revenues for the years ended December 31, 2013, 2012 or 2011.  The operating segments are aggregated as Core and Non-core properties.

Non-segment revenue to reconcile to total revenue consists of other income.  Non-segment assets to reconcile to total assets include cash and cash equivalents, cash in escrows, accounts receivable, prepaid expenses, deferred charges and other assets.

HOME PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

14           SEGMENT REPORTING (continued)

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

The revenues and net operating income for each of the reportable segments are summarized as follows for the years ended December 31, 2013, 2012 and 2011:

	2013	2012	2011
Revenues
Apartments owned
Core properties	$613,603	$594,684	$544,433
Non-core properties	48,817	31,994	-
Reconciling items	1,180	311	154
Total revenues	$663,600	$626,989	$544,587
Net operating income
Apartments owned
Core properties	$392,066	$377,002	$333,126
Non-core properties	31,844	20,386	-
Reconciling items	1,180	311	154
Net operating income, including reconciling items	425,090	397,699	333,280
General and administrative expenses	(28,507)	(34,174)	(29,145)
Interest expense	(113,911)	(123,874)	(125,255)
Depreciation and amortization	(172,903)	(161,047)	(136,503)
Other expenses	(312)	(2,741)	(3,225)
Income from continuing operations	$109,457	$75,863	$39,152

The assets for each of the reportable segments are summarized as follows as of December 31, 2013 and 2012:

Assets	2013	2012
Apartments owned
Core properties	$3,687,242	$3,721,879
Non-core properties	690,280	624,507
Reconciling items	90,355	105,106
Total assets	$4,467,877	$4,451,492

HOME PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

15           TRANSACTIONS WITH AFFILIATES

The Company leases its corporate office space from a former affiliate.  The rent for the corporate office space is a gross rent that includes real estate taxes and common area maintenance.  In July 2009, the Company extended the lease on its corporate office space through September 2019 (with a right to terminate the lease in 2016, at the Company’s option), plus two five-year renewal options.  Rental expense was $1,404, $1,377 and $1,350 for each of the years ended December 31, 2013, 2012 and 2011, respectively.

16           COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company has entered into operating leases for office space and office equipment with remaining terms of 1 to 4 years.  Future minimum rental payments under non-cancelable operating leases in effect as of December 31, 2013 were as follows:

2014	$1,884
2015	1,888
2016	1,651
2017	294
Thereafter	-
$5,717

The Company incurred $2,588, $2,574 and $2,567 of rent expense under operating leases in 2013, 2012 and 2011, respectively.

Letters of Credit

As of December 31, 2013 the Company had issued $5,237 in letters of credit, which were provided under the Company’s $450,000 unsecured Credit Agreement.  The letters of credit were required to be issued under certain tax escrow agreements, construction projects, workers’ compensation and health insurance policies.

Debt Covenants

The unsecured notes payable and unsecured Credit Agreement contain restrictions which, among other things, require maintenance of certain financial ratios.  The Company was in compliance with these financial ratios for all periods presented.

Included in the Company’s consolidated balance sheet at December 31, 2013 are assets of its subsidiary Home Properties Fair Oaks, LLC, owner of The Courts at Fair Oaks, Fairfax County, VA, that are pledged as collateral for specific indebtedness and are not available to satisfy any other obligations of the Company.

Tax Protection Obligations

In connection with various UPREIT transactions, the Company has agreed to maintain certain levels of nonrecourse debt for a period of 7 to 10 years associated with the contributed properties acquired.  In addition, the Company is restricted in its ability to sell certain contributed properties (7% of the owned portfolio at December 31, 2013) for a contract period of 7 to 10 years except through a tax deferred Internal Revenue Code Section 1031 like-kind exchange.  The remaining terms on the sale restrictions range from 2 months to 3.5 years.

HOME PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

16           COMMITMENTS AND CONTINGENCIES (continued)

Tax Credit Guarantee

For periods before October 13, 2010, the Company, through its general partnership interest in an affordable property limited partnership, had guaranteed certain low income housing tax credits to limited partners in this partnership through 2015 totaling approximately $3,000.  The Company’s general partner interest in this entity was sold on October 13, 2010.  The tax credit guarantee was reduced to a $3,000 secondary guarantee.  As of December 31, 2013, there were no known conditions that would make such payments necessary relating to the tax credit guarantee; therefore, no liability has been recorded in the financial statements.

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

17           DISPOSITION OF PROPERTY AND DISCONTINUED OPERATIONS

Included in discontinued operations for the three years ended December 31, 2013 are the operating results of ten apartment community dispositions (four sold in 2013 and six sold in 2012).  For purposes of the discontinued operations presentation, the Company only includes interest expense and losses from early extinguishment of debt associated with specific mortgage indebtedness of the properties that are sold or held for sale.

A summary of 2013 and 2012 community dispositions is as follows:

Apartment Community	Region	Date Sold	Number of Units	Sales Price	Gain on Sale

South Bay Manor	Long Island	3/14/2013	61	$11,100	$5,222
Falkland Chase	Washington, D.C.	3/29/2013	450	98,000	36,511
Castle Club	Philadelphia	4/10/2013	158	15,000	3,307
Virginia Village	Washington, D.C.	10/15/2013	344	68,000	36,201
			1,013	$192,100	$81,241

Chesterfield Apartments	Philadelphia	9/13/2012	247	$25,155	$12,209
Woodholme Manor	Baltimore	9/20/2012	177	16,000	7,449
Curren Terrace	Philadelphia	10/11/2012	318	29,793	15,872
Falcon Crest	Baltimore	11/8/2012	396	46,000	27,801
Timbercroft	Baltimore	12/13/2012	284	29,150	12,126
Glen Brook	Philadelphia	12/21/2012	174	13,500	5,075
			1,596	$159,598	$80,532

HOME PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

17           DISPOSITION OF PROPERTY AND DISCONTINUED OPERATIONS (continued)

The operating results of discontinued operations are summarized as follows for the years ended December 31, 2013, 2012 and 2011:

	2013	2012	2011
Revenues:
Rental income	$7,095	$30,324	$32,043
Property other income	768	3,230	3,342
Total revenues	7,863	33,554	35,385
Expenses:
Operating and maintenance	2,483	11,951	13,230
Interest expense, including prepayment penalties	2,625	6,425	5,328
Depreciation and amortization	1,838	7,951	8,315
Total expenses	6,946	26,327	26,873
Income from discontinued operations	917	7,227	8,512
Gain on disposition of property	81,205	80,532	-
Discontinued operations	$82,122	$87,759	$8,512

18           SUPPLEMENTAL CASH FLOW DISCLOSURES

Supplemental cash flow information including non-cash financing and investing activities for the years ended December 31, 2013, 2012 and 2011 are as follows:

	2013	2012	2011
Supplemental disclosures:
Cash paid for interest, net of capitalized interest	$115,079	$127,249	$126,267
Interest capitalized	7,281	4,380	5,255
Non-cash investing and financing activities:
Note receivable converted to real estate	-	608	-
Mortgage loan assumed associated with property acquisition	-	7,284	-
Mortgage note discount written off	-	104	17
Exchange of UPREIT Units for common shares	4,495	6,899	11,399
Transfers of construction in progress to buildings, improvements and equipment	4,480	42,732	100,266
Transfers of other assets to construction in progress	836	-	-
Capital improvements to properties and construction in progress included in accounts payable	9,261	6,130	6,577

HOME PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

19           QUARTERLY FINANCIAL STATEMENT INFORMATION (UNAUDITED)

Quarterly financial information for the years ended December 31, 2013 and 2012 are as follows:

	2013
	First	Second	Third	Fourth
Total revenue	$ 164,981	$ 165,599	$ 165,229	$ 167,791
Net income attributable to common stockholders	51,880	27,036	25,038	56,919
Basic earnings per share data:
Net income attributable to common stockholders	1.01	0.52	0.44	1.00
Diluted earnings per share data:
Net income attributable to common stockholders	0.99	0.51	0.44	0.99

	2012
	First	Second	Third	Fourth
Total revenue	$ 151,171	$ 153,277	$ 160,228	$ 162,313
Net income attributable to common stockholders	15,388	13,727	36,413	69,774
Basic earnings per share data:
Net income attributable to common stockholders	0.32	0.28	0.72	1.36
Diluted earnings per share data:
Net income attributable to common stockholders	0.31	0.28	0.71	1.34

The sum of the quarterly earnings per common share amounts may not equal the annual earnings per common share amounts due primarily to changes in the number of common shares outstanding quarter to quarter.  The quarterly reports for the years ended December 31, 2013 and 2012 have been reclassified to reflect discontinued operations in accordance with authoritative guidance.

20           SUBSEQUENT EVENTS

On February 1, 2014, the Board of Directors declared a dividend of $0.73 per share on the Company’s common stock and approved a distribution of $0.73 per UPREIT Unit for the quarter ended December 31, 2013.  The dividend and distribution is payable February 25, 2014, to stockholders and unitholders of record on February 13, 2014.

SCHEDULE II

HOME PROPERTIES, INC.

VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

(Dollars in thousands)

	Balance at	Charged to	Adjustments/
	Beginning	Costs and	Amounts	Balance at
	of Year	Expenses	Written Off	End of Year
Allowance for Doubtful Receivables
2013	$2,778	$6,028	$(6,307)	$2,499
2012	2,869	5,886	(5,977)	2,778
2011	3,134	6,593	(6,858)	2,869
Deferred Tax Asset Valuation Allowance
2013	$13,168	$-	$(61)	$13,107
2012	13,185	-	(17)	13,168
2011	12,750	-	435	13,185

SCHEDULE III

HOME PROPERTIES, INC.

REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2013

(Dollars in thousands)

			Initial Cost	Costs	Total Cost			Total Cost,
			Buildings,	Capitalized	Buildings,			Net of	Year of
	Encum-		Improvements	Subsequent to	Improvements		Accumulated	Accumulated	Acquisition or
Community	brances	Land (a)	& Equipment (a)	Acquisition	& Equipment	Total(d)	Depreciation(e)	Depreciation	Completion
1200 East West	$-	$13,068	$69,908	$2,355	$72,263	$85,331	$7,975	$77,356	2010 (b)
Annapolis Roads	22,982	14,400	18,035	8,105	26,140	40,540	3,178	37,362	2010
Arbor Park of Alexandria	92,638	9,447	63,198	55,794	118,992	128,439	40,270	88,169	2000
Barrington Gardens	-	923	6,954	6,666	13,620	14,543	4,360	10,183	2005
Bayview/Colonial	-	1,671	9,180	6,115	15,295	16,966	6,231	10,735	2000
Blackhawk	-	3,051	15,426	9,556	24,982	28,033	9,833	18,200	2000
Bonnie Ridge	47,857	5,241	46,916	38,151	85,067	90,308	38,157	52,151	1999
Braddock Lee	-	3,962	10,330	9,209	19,539	23,501	9,369	14,132	1998
Cambridge Village	-	2,514	3,708	2,768	6,476	8,990	2,509	6,481	2002
Canterbury	-	5,179	23,737	17,937	41,674	46,853	16,235	30,618	1999
Charleston Place	72,620	22,764	84,648	12,311	96,959	119,723	9,592	110,131	2010
Chatham Hill	42,462	2,134	48,584	16,717	65,301	67,435	18,420	49,015	2004
Cider Mill	58,709	16,016	70,488	17,843	88,331	104,347	29,164	75,183	2002
Cinnamon Run	52,236	7,962	61,627	10,189	71,816	79,778	16,597	63,181	2005
Country Village	17,590	2,349	12,269	12,834	25,103	27,452	11,548	15,904	1998
Courts at Huntington Station	-	33,409	88,522	296	88,818	122,227	8,848	113,379	2011 (b)
Courtyards Village	-	3,405	10,349	6,067	16,416	19,821	5,983	13,838	2001
Crescent Club	-	2,338	28,792	7,536	36,328	38,666	3,588	35,078	2010
Cypress Place	9,776	2,349	8,340	6,401	14,741	17,090	5,897	11,193	2000
Devonshire Hills	72,197	27,989	72,440	27,573	100,013	128,002	32,678	95,324	2001
Dunfield Townhomes	10,519	1,683	30,302	8,328	38,630	40,313	7,366	32,947	2007
East Hill Gardens	-	255	1,801	1,611	3,412	3,667	1,571	2,096	1998
East Meadow	14,101	2,339	11,666	4,841	16,507	18,846	5,836	13,010	2000
Elmwood Terrace	25,647	6,203	16,241	14,378	30,619	36,822	12,040	24,782	2000
Fox Hall	47,000	9,959	51,874	18,802	70,676	80,635	14,898	65,737	2007
Gardencrest	-	25,181	66,500	29,087	95,587	120,768	32,824	87,944	2002
Gateway Village	-	1,391	7,316	4,378	11,694	13,085	4,592	8,493	1999
Glen Manor	7,599	1,088	5,005	4,521	9,526	10,614	4,204	6,410	1997
Golf Club	31,483	4,177	23,138	18,555	41,693	45,870	17,070	28,800	2000
Hackensack Gardens	-	2,426	11,323	7,328	18,651	21,077	5,580	15,497	2005
Hawthorne Court	32,128	9,200	25,967	23,979	49,946	59,146	17,525	41,621	2002
Heritage Square	-	2,058	5,371	3,171	8,542	10,600	3,052	7,548	2002
Heritage Woods	13,922	1,602	12,420	4,521	16,941	18,543	4,003	14,540	2006
Highland House	5,343	3,414	14,761	3,571	18,332	21,746	4,108	17,638	2006
Hill Brook Place	-	2,277	9,966	10,832	20,798	23,075	8,186	14,889	1999
Holiday Square	-	3,652	6,830	3,118	9,948	13,600	3,243	10,357	2002
Home Properties of Bryn Mawr	-	3,314	19,493	18,229	37,722	41,036	14,510	26,526	2000
Home Properties of Devon	58,303	6,612	38,923	37,728	76,651	83,263	30,791	52,472	2000

			Initial Cost	Costs	Total Cost			Total Cost,
			Buildings,	Capitalized	Buildings,			Net of	Year of
	Encum-		Improvements	Subsequent to	Improvements		Accumulated	Accumulated	Acquisition or
Community	brances	Land (a)	& Equipment (a)	Acquisition	& Equipment	Total(d)	Depreciation(e)	Depreciation	Completion
Howard Crossing	-	46,044	138,871	7,724	146,595	192,639	6,578	186,061	2012
Hunters Glen	-	2,239	4,729	1,553	6,282	8,521	610	7,911	2011
Jacob Ford Village	-	6,750	20,022	9,467	29,489	36,239	6,760	29,479	2007
Lake Grove	-	7,614	14,509	20,619	35,128	42,742	16,751	25,991	1997
Lakeview	8,698	695	5,142	4,954	10,096	10,791	4,443	6,348	1998
Lakeview Townhomes	-	1,118	13,335	2,741	16,076	17,194	1,745	15,449	2010
Liberty Commons	-	1,345	13,253	429	13,682	15,027	5,340	9,687	2006 (b)
Liberty Place	-	2,033	13,125	3,246	16,371	18,404	3,729	14,675	2006
Mid-Island Estates	18,521	4,288	7,835	8,045	15,880	20,168	7,710	12,458	1997
Middlebrooke	-	2,888	14,369	3,851	18,220	21,108	2,265	18,843	2010
Middlesex Crossing	-	7,560	32,454	5	32,459	40,019	71	39,948	2013
Mill Towne Village	24,239	3,994	14,765	14,958	29,723	33,717	11,930	21,787	2001
Morningside Heights	-	6,553	32,699	38,432	71,131	77,684	32,341	45,343	1998
Mount Vernon Square	-	55,810	86,946	24,818	111,764	167,574	24,465	143,109	2006
New Orleans Park	22,545	3,044	14,442	15,750	30,192	33,236	13,314	19,922	1997
Newport Village	-	56,501	147,420	15,955	163,375	219,876	10,095	209,781	2011
Northwood	10,049	875	14,901	5,308	20,209	21,084	5,586	15,498	2004
Oak Manor	-	686	4,801	4,169	8,970	9,656	4,018	5,638	1998
Owings Run	40,122	5,788	35,160	11,524	46,684	52,472	18,023	34,449	1999
Park Shirlington	-	4,567	11,761	9,536	21,297	25,864	10,828	15,036	1998
Peppertree Farm	74,619	12,888	86,458	24,939	111,397	124,285	26,995	97,290	2005
Pleasant View Gardens	91,733	6,209	52,837	36,049	88,886	95,095	37,892	57,203	1998
Pleasure Bay	-	1,744	7,444	12,328	19,772	21,516	8,175	13,341	1998
Racquet Club East	36,116	2,086	25,244	19,181	44,425	46,511	17,231	29,280	1998
Racquet Club South	-	344	4,244	3,567	7,811	8,155	3,384	4,771	1999
Redbank Village	-	2,164	15,716	15,800	31,516	33,680	12,838	20,842	1998
Ridgeview at Wakefield Valley	17,447	2,372	17,882	5,457	23,339	25,711	6,600	19,111	2005
Ridley Brook	12,616	2,026	8,467	7,653	16,120	18,146	6,437	11,709	1999
Royal Gardens	47,000	5,758	16,670	20,609	37,279	43,037	17,522	25,515	1997
Saddle Brooke	-	7,609	44,040	10,112	54,152	61,761	8,686	53,075	2008
Sayville Commons	37,118	8,192	56,945	3,688	60,633	68,825	13,340	55,485	2005
Selford Townhomes	8,525	1,281	4,765	3,802	8,567	9,848	3,642	6,206	1999
Seminary Hill	-	3,095	11,538	10,946	22,484	25,579	10,029	15,550	1999
Seminary Towers	53,515	5,772	22,216	25,328	47,544	53,316	19,748	33,568	1999
Sherry Lake	24,331	2,593	17,237	13,468	30,705	33,298	13,240	20,058	1998
Somerset Park	-	7,253	12,937	374	13,311	20,564	847	19,717	2011
Southern Meadows	39,018	9,383	35,272	12,474	47,746	57,129	16,989	40,140	2001
Stone Ends	24,012	5,766	30,022	7,492	37,514	43,280	11,040	32,240	2003
Stone Hill	-	4,080	11,381	6	11,387	15,467	53	15,414	2013
Tamarron	14,109	1,412	9,370	4,970	14,340	15,752	5,415	10,337	1999
The Apts at Cambridge Court	-	7,378	82,641	3,584	86,225	93,603	5,806	87,797	2011
The Apts at Cobblestone Square	-	12,127	36,482	326	36,808	48,935	2,129	46,806	2012 (b)
The Apts at Wellington Trace	22,401	3,227	27,723	1,670	29,393	32,620	7,658	24,962	2004
The Brooke at Peachtree Village	11,771	1,043	15,574	5,123	20,697	21,740	5,062	16,678	2005
The Colony	-	8,027	36,146	17,730	53,876	61,903	21,482	40,421	1999
The Commons at Haynes Farm	-	7,550	32,771	4,948	37,719	45,269	2,930	42,339	2011

			Initial Cost	Costs	Total Cost			Total Cost,
			Buildings,	Capitalized	Buildings,			Net of	Year of
	Encum-		Improvements	Subsequent to	Improvements		Accumulated	Accumulated	Acquisition or
Community	brances	Land (a)	& Equipment (a)	Acquisition	& Equipment	Total(d)	Depreciation(e)	Depreciation	Completion
The Courts at Dulles	-	15,413	76,946	2,680	79,626	95,039	4,624	90,415	2011
The Courts at Fair Oaks	47,150	12,377	61,107	3,507	64,614	76,991	5,978	71,013	2010
The Coves at Chesapeake	-	8,915	57,974	11,770	69,744	78,659	14,868	63,791	2006
The Gates of Deer Grove	-	1,247	18,973	1,261	20,234	21,481	1,190	20,291	2011
The Greens at Columbia	8,970	5,040	20,886	3,044	23,930	28,970	2,482	26,488	2010
The Hamptons	47,844	6,052	53,088	16,900	69,988	76,040	20,093	55,947	2004
The Heights at Marlborough	-	6,253	44,268	10,756	55,024	61,277	11,267	50,010	2006
The Landings	25,055	2,621	18,348	15,009	33,357	35,978	14,829	21,149	1996
The Manor - (MD)	44,245	8,957	30,216	13,697	43,913	52,870	16,168	36,702	2001
The Manor - (VA)	13,242	1,441	6,570	7,662	14,232	15,673	6,291	9,382	1999
The Manor East	6,877	5,330	11,407	2,909	14,316	19,646	750	18,896	2012
The Meadows at Marlborough	20,344	6,598	28,736	7,370	36,106	42,704	7,503	35,201	2006
The New Colonies	-	1,831	22,895	15,002	37,897	39,728	17,832	21,896	1998
The Sycamores	20,335	4,761	17,020	4,336	21,356	26,117	6,730	19,387	2002
The Townhomes of Beverly	-	5,820	30,465	6,470	36,935	42,755	7,500	35,255	2007
The Village at Marshfield	-	3,247	29,512	8,580	38,092	41,339	10,116	31,223	2004
Top Field	15,888	1,635	16,684	5,138	21,822	23,457	4,839	18,618	2006
Trexler Park	36,731	2,604	14,970	10,470	25,440	28,044	10,025	18,019	2000
Trexler Park West	-	2,684	23,064	643	23,707	26,391	9,048	17,343	2008 (b)
Village at Potomac Falls	-	7,380	30,960	2,700	33,660	41,040	3,332	37,708	2010
Village Square	39,285	2,781	15,206	12,386	27,592	30,373	10,921	19,452	1999
Vinings at Hampton Village	-	1,849	12,805	4,857	17,662	19,511	5,293	14,218	2004
Waterview	-	1,531	23,030	4,837	27,867	29,398	2,231	27,167	2011
Wayne Village	-	2,026	14,639	10,938	25,577	27,603	11,057	16,546	1998
West Springfield	-	2,634	33,611	6,429	40,040	42,674	11,862	30,812	2002
Westbrooke	-	1,103	5,229	1,987	7,216	8,319	987	7,332	2010
Westchester West	33,148	6,978	41,513	5,753	47,266	54,244	7,145	47,099	2008
Westwood Village	44,548	7,530	25,386	14,186	39,572	47,102	13,884	33,218	2002
Westwoods	-	1,260	2,694	744	3,438	4,698	746	3,952	2007
William Henry	27,383	4,853	24,116	19,194	43,310	48,163	16,277	31,886	2000
Windsor Realty	-	436	3,637	2,814	6,451	6,887	2,953	3,934	1998
Woodleaf	-	2,984	18,748	3,675	22,423	25,407	6,590	18,817	2004
Woodmont Village	9,555	2,943	6,321	3,685	10,006	12,949	3,506	9,443	2002
Woodway at Trinity Centre	-	17,136	78,253	2,660	80,913	98,049	3,611	94,438	2012
Yorkshire Village	-	1,227	2,276	1,636	3,912	5,139	1,409	3,730	2002
Other Assets (c)	-	618	-	225,641	225,641	226,259	25,703	200,556	Various
	$1,814,217	$786,868	$3,396,462	$1,437,435	$4,833,897	$5,620,765	$1,243,243	$4,377,522

(a)           For 2008 and prior periods, authoritative guidance required the exchange of noncontrolling interests (UPREIT Units) for shares to be recorded under the purchase method with the difference between the fair value and book value of an exchanged UPREIT Unit allocated to real estate.  These costs are included as part of the initial cost of Land and Buildings, Improvements & Equipment.

(b)         Property was constructed by the Company and completed in the year indicated.

(c)           Includes construction in progress of $187,976, assets of one development community placed into service of $4,363 and corporate office assets of $33,920.

(d)          The aggregate cost for Federal Income Tax purposes was approximately $5,111,978.

(e)           Depreciation and amortization of the Company’s investments in real estate assets reflected in the consolidated statements of operations are calculated over estimated useful lives of 3 to 40 years.

SCHEDULE III

HOME PROPERTIES, INC.

REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2013

(Dollars in thousands)

The changes in total real estate assets are as follows:

	2013	2012	2011

Balance, beginning of year	$ 5,455,226	$5,042,324	$ 4,377,730
New property acquisitions	98,199	297,650	511,308
Additions	204,717	226,348	160,109
Disposals and retirements	(137,377)	(111,096)	(6,823)
Balance, end of year	$5,620,765	$5,455,226	$ 5,042,324

The changes in accumulated depreciation are as follows:
	2013	2012	2011

Balance, beginning of year	$ 1,108,840	$ 983,759	$ 841,801
Depreciation	173,872	166,339	143,093
Disposals and retirements	(39,469)	(41,258)	(1,135)
Balance, end of year	$ 1,243,243	$ 1,108,840	$ 983,759

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOME PROPERTIES, INC.

By:	/s/ Edward J. Pettinella
Edward J. Pettinella
President and Chief Executive Officer

Date:	February 21, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, the report has been signed by the following persons on behalf of Home Properties, Inc. and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Edward J. Pettinella	Director, President and Chief Executive Officer	February 21, 2014
Edward J. Pettinella

/s/ David P. Gardner	Executive Vice President, Chief Financial Officer	February 21, 2014
David P. Gardner	(Principal Financial Officer)

/s/ Robert J. Luken	Senior Vice President, Chief Administrative Officer,	February 21, 2014
Robert J. Luken	Chief Accounting Officer and Treasurer
(Principal Accounting Officer)

/s/ Kenneth O. Hall	Vice President and Controller	February 21, 2014
Kenneth O. Hall

/s/ Michael D. Barnello	Director	February 21, 2014
Michael D. Barnello

/s/ Bonnie S. Biumi	Director	February 21, 2014
Bonnie S. Biumi

/s/ Stephen R. Blank	Director	February 21, 2014
Stephen R. Blank

/s/ Alan L. Gosule	Director	February 21, 2014
Alan L. Gosule

/s/ Leonard F. Helbig, III	Director	February 21, 2014
Leonard F. Helbig, III

/s/ Thomas P. Lydon, Jr.	Director	February 21, 2014
Thomas P. Lydon, Jr.

/s/ Clifford W. Smith, Jr.	Director	February 21, 2014
Clifford W. Smith, Jr.

HOME PROPERTIES, INC.

FORM 10-K

For The Year Ended December 31, 2013

Exhibit Index

Except as otherwise indicated, the exhibits listed below are filed as part of this report.  References to exhibits or other filings under the caption “Location” indicate that exhibit or other filing has been filed, that the indexed exhibit and the exhibit referred to are the same and that the exhibit referred to is incorporated by reference.

Exhibit
Number	Exhibit	Location
2.1	Agreement among Home Properties of New York, Inc. and Philip J. Solondz, Daniel Solondz and Julia Weinstein Relating to Royal Gardens I, together with Amendment No. 1	Incorporated by reference to the Form 8-K filed by Home Properties of New York, Inc. dated 6/6/97 (the “6/6/97 8-K”)
2.2	Agreement among Home Properties of New York, Inc. and Philip Solondz and Daniel Solondz relating to Royal Gardens II, together with Amendment No. 1	Incorporated by reference to the 6/6/97 8-K
2.3	Contribution Agreement dated March 2, 1998 among Home Properties of New York, L.P., Braddock Lee Limited Partnership and Tower Construction Group, LLC	Incorporated by reference to the Form 8-K filed by Home Properties of New York, Inc., dated 3/24/98 (the “3/24/98 8-K”)
2.4	Contribution Agreement dated March 2, 1998 among Home Properties of New York, L.P., Park Shirlington Limited Partnership and Tower Construction Group, LLC	Incorporated by reference to the 3/24/98 8-K
3.1	Articles of Amendment and Restatement of Articles of Incorporation of Home Properties of New York, Inc.	Incorporated by reference to Home Properties of New York, Registration Statement on Form S-11, File No. 33-78862
3.2	Articles of Amendment of the Articles of Incorporation of Home Properties of New York, Inc.	Incorporated by reference to the Home Properties of New York, Inc. Registration Statement on Form S-3 File No. 333-52601 filed 5/14/98
3.3	Articles of Amendment of the Articles of Incorporation of Home Properties of New York, Inc.	Incorporated by reference to Form 8-K filed by Home Properties of New York, Inc. dated 7/2/99
3.4	Articles of Amendment of the Articles of Incorporation of Home Properties of New York, Inc.	Incorporated by reference to the Form 10-Q filed by Home Properties, Inc. for the quarter ended 3/31/04
3.5	Second Amended and Restated By-laws of Home Properties, Inc.	Incorporated by reference to the Form 8-K filed by Home Properties, Inc. dated 11/2/07
3.6	Third Amended and Restated By-laws of Home Properties, Inc.	Incorporated by reference to the Form 8-K filed by Home Properties, Inc. on 2/3/14
3.7	Articles of Amendment to the Articles of Incorporation of Conifer Realty Corporation Changing the name to Home Properties Resident Services, Inc.	Incorporated by reference to the Form 10-K filed by Home Properties of New York, Inc. for the annual period ended 12/31/00
3.8	By-Laws of Conifer Realty Corporation (now Home Properties Resident Services, Inc.)	Incorporated by reference to the 12/31/95 10-K

Exhibit
Number	Exhibit	Location
3.9	Home Properties Trust Declaration of Trust, dated September 19, 1997	Incorporated by reference to the Form 8-K filed by Home Properties of New York, Inc. dated 9/26/97 (the “9/26/97 8-K”)
4.1	Form of certificate representing Shares of Common Stock	Incorporated by reference to the Form 10- K filed by Home Properties of New York, Inc. for the period ended 12/31/94 (the “12/31/94 10-K”)
4.2	Agreement of Home Properties of New York, Inc. to file instruments defining the rights of holders of long-term debt of it or its subsidiaries with the Commission upon request	Incorporated by reference to the 12/31/94 10-K
10.1	Second Amended and Restated Agreement of Limited Partnership of Home Properties of New York, L.P.	Incorporated by reference to the 9/26/97 8-K
10.2	Amendment No. Four to the Second Amended and Restated Agreement of Limited Partnership of Home Properties of New York, L.P.	Incorporated by reference to Form 10-K filed by Home Properties of New York, Inc. for the annual period ended 12/31/97
10.3	Amendment No. Sixty-Two to the Second Amended and Restated Limited Partnership Agreement	Incorporated by reference to Form 10-K filed by Home Properties of New York, Inc. for the annual period ended 12/31/03
10.4	Indemnification Agreement between Home Properties of New York, Inc. and certain officers and Directors*	Incorporated by reference to the Form 10-Q filed by Home Properties of New York, Inc. for the quarter ended 6/30/94
10.5	Indemnification Agreement between Home Properties of New York, Inc. and Alan L. Gosule*	Incorporated by reference to the Form 10-K filed by Home Properties of New York, Inc. for the annual period ended 12/31/96
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

Incorporated by reference to Form 10-K filed by Home Properties of New York, Inc. for the annual period ended 12/31/99 (the “12/31/99 10-K”)
10.9	Articles of Merger of Home Properties Management, Inc. into Home Properties Resident Services, Inc.	Incorporated by reference to the Form 10-K filed by Home Properties, Inc. for the annual period ended 12/31/06

Exhibit
Number	Exhibit	Location
10.10	Amended and Restated 2003 Stock Benefit Plan*	Incorporated by reference to the Form 8-K filed by Home Properties, Inc. dated 5/6/05
10.11	Amendment No. One to Amended and Restated Home Properties, Inc. 2003 Stock Benefit Plan*	Incorporated by reference to the 9/30/08 10-Q
10.12	Home Properties, Inc. 2008 Stock Benefit Plan*	Incorporated by reference to the Schedule 14A filed on 3/24/08
10.13	Amendment No. One to Home Properties, Inc. 2008 Stock Benefit Plan*	Incorporated by reference to the 9/30/08 10-Q
10.14	Seventh Amended and Restated Dividend Reinvestment and Direct Stock Purchase Plan	Incorporated by reference to the Form 8-K filed by Home Properties, Inc. on 9/28/06
10.15	Deferred Bonus Plan (Amended and Restated as of January 1, 2008)*	Incorporated by reference to the Form 10-K filed by Home Properties, Inc. for the period ended 12/31/07 (the “12/31/07 10-K”)
10.16	Director Deferred Compensation Plan (Amended and Restated as of January 1, 2008)*	Incorporated by reference to the 12/31/07 10-K
10.17	Amendment No. One to Home Properties, Inc. Deferred Bonus Plan (Amended and Restated January 1, 2008)*	Incorporated by reference to the Form 10-K filed by Home Properties, Inc. for the period ended 12/31/09 (the “12/31/09 10-K”)
10.18	Indemnification Agreement between Home Properties, Inc. and Stephen R. Blank*	Incorporated by reference to the Form 10-K filed by Home Properties, Inc. for the period ended 12/31/08
10.19	Amended and Restated Lease Agreement Between Clinton Square Asset Holding Associates, L.P. and Home Properties, L.P. dated July 6, 2009	Incorporated by reference to the Form 10-Q filed by Home Properties, Inc. for the quarter ended 6/30/09
10.20	Amendment No. Eighty-Nine to Second Amended and Restated Limited Partnership Agreement	Incorporated by reference to the 12/31/09 10-K
10.21	Indemnification Agreement between Home Properties, Inc. and Charles J. Koch*	Incorporated by reference to the 12/31/09 10-K
10.22	Employment Agreement between Edward J. Pettinella, the Company’s President and Chief Executive Officer and Home Properties, Inc. effective January 1, 2011*	Incorporated by reference to the Form 8-K filed by Home Properties, Inc. on 12/29/10
10.23	Amended and Restated Executive Retention Plan*	Incorporated by reference to the Form 8-K filed by Home Properties, Inc. on 2/16/11 (the “2/16/11 8-K”)
10.24	Executive Stock Ownership Guidelines, adopted February 12, 2011	Incorporated by reference to the 2/16/11 8-K
10.25	Indemnification Agreement between Home Properties, Inc. and Thomas P. Lydon, Jr.*	Incorporated by reference to the Form 10-K filed by Home Properties, Inc. for the period ended 12/31/10
10.26	Home Properties, Inc. Incentive Compensation Plan*	Incorporated by reference to the Form 8-K filed by Home Properties, Inc. on 5/5/11

Exhibit
Number	Exhibit	Location
10.27	Home Properties, Inc. 2011 Stock Benefit Plan*	Incorporated by reference to the Home Properties Registration Statement on Form S-8, File No. 333-173947 filed on 5/5/11 (the “5/5/11 S-8”)
10.28	Form of Employee Incentive Stock Option Certificate*	Incorporated by reference to the 5/5/11 S-8
10.29	Form of Director Non-Qualified Stock Option Certificate*	Incorporated by reference to the 5/5/11 S-8
10.30	Form of Employee Non-Qualified Stock Option Certificate*	Incorporated by reference to the 5/5/11 S-8
10.31	Form of Director Restricted Stock Certificate*	Incorporated by reference to the 5/5/11 S-8
10.32	Form of Employee Restricted Stock Certificate*	Incorporated by reference to the 5/5/11 S-8
10.33	Underwriting Agreement, dated September 20, 2011 between the Company and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representative of the several Underwriters	Incorporated by reference to the Form 8-K filed by Home Properties, Inc. on 9/20/11
10.34	Nonqualified Voluntary Deferred Compensation Plan*	Incorporated by reference to the Form 10-Q filed by Home Properties, Inc. for the quarter ended 9/30/11 (the “9/30/11 10-Q”)
10.35	Amendment Number Two to Deferred Bonus Plan*	Incorporated by reference to the 9/30/11 10-Q
10.36	Amended and Restated Credit Agreement	Incorporated by reference to the Form 8-K filed by Home Properties, Inc. on 12/13/11 (the “12/13/11 8-K”)
10.37	Amended and Restated Guaranty	Incorporated by reference to the 12/13/11 8-K
10.38	Note Purchase Agreement relating to Series A and Series B Senior Guaranteed Notes	Incorporated by reference to the Form 8-K filed by Home Properties, Inc. on 12/20/11 (the “12/20/11 8-K”)
10.39	Affiliate Guaranty	Incorporated by reference to the 12/20/11 8-K
10.40	Home Properties, Inc. 2011 Stock Benefit Plan 2012 Restricted Stock Unit Master Agreement*	Incorporated by reference to the Form 8-K filed by Home Properties, Inc. on 2/9/12
10.41

ATM Equity Offering Sales Agreement dated May 14, 2012 between Home Properties, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Jefferies & Company, Inc., J.P. Morgan Securities LLC and RBS Securities, Inc.

Incorporated by reference to the Form 8-K filed by Home Properties, Inc. on 5/14/12
10.42	Consultation Agreement, Non-Compete and General Release between Home Properties, L.P. and Scott Doyle dated August 31, 2012*	Incorporated by reference to Form 10-Q filed by Home Properties, Inc. for the quarter ended 9/30/2012
10.43	Home Properties, Inc. 2011 Stock Benefit Plan 2013 Restricted Stock Unit Master Agreement and Form of Award Certificate*	Incorporated by reference to the Form 8-K filed by Home Properties, Inc. on 1/3/2013
10.44

ATM Equity Offering Sales Agreement dated February 28, 2013 between Home Properties, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Jefferies & Company, Inc., J.P. Morgan Securities LLC and RBS Securities, Inc.

Incorporated by reference to the Form 8-K filed by Home Properties, Inc. on 2/28/13

Exhibit
Number	Exhibit	Location
10.45	Underwriting Agreement, dated July 9, 2013 between the Company and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representative of the several Underwriters	Incorporated by reference to the Form 8-K filed by Home Properties, Inc. on 7/9/13
10.46	First Amendment to Credit Agreement	Incorporated by reference to the Form 8-K filed by Home Properties, Inc. on 8/22/13
10.47	Indemnification Agreement between Home Properties, Inc. and Bonnie S. Biumi*	Incorporated by reference to the Form 10-Q filed by Home Properties, Inc. for the period ended 9/30/13 (the “9/30/13 10Q”)
10.48	Indemnification Agreement between Home Properties, Inc. and Michael D. Barnello*	Incorporated by reference to the 9/30/13 10Q
10.49	Employment Agreement between Edward J. Pettinella, the Company’s President and Chief Executive Officer and Home Properties, Inc. effective January 1, 2014*	Incorporated by reference to the Form 8-K filed by Home Properties, Inc. on 12/23/2013
10.50	Home Properties, Inc. 2011 Stock Benefit Plan 2014 Restricted Stock Unit Master Agreement and Form of Award Certificate*	Incorporated by reference to the Form 8-K filed by Home Properties, Inc. on 2/13/2014

11	Computation of Per Share Earnings Schedule	Filed herewith
21	List of Subsidiaries of Home Properties, Inc.	Filed herewith
23	Consent of PricewaterhouseCoopers LLP	Filed herewith
31.1	Section 302 Certification of Chief Executive Officer	Filed herewith
31.2	Section 302 Certification of Chief Financial Officer	Filed herewith
32.1	Section 906 Certification of Chief Executive Officer**	Furnished herewith
32.2	Section 906 Certification of Chief Financial Officer**	Furnished herewith
99	Additional Exhibits - Debt Summary Schedule	Filed herewith
101

XBRL (eXtensible Business Reporting Language). The following materials from the Home Properties, Inc. Annual Report on Form 10-K for the period ended December 31, 2013, formatted in XBRL: (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of comprehensive income, (iv) consolidated statements of equity, (v) consolidated statements of cash flows and (vi) notes to consolidated financial statements. As provided in Rule 406T of Regulation S-T, this information is filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

Filed herewith

*                                              Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 15(b) of Form 10-K.

**          These exhibits are not incorporated by reference in any registration statement or report which incorporates this Annual Report on Form 10-K for the year ended December 31, 2013.