Form 10-Q
period 2014-03-31
HOME PROPERTIES INC
filed 2014-05-02
CIK 923118

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes    ☐        No    ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding at April 23, 2014
$.01 par value	57,131,393

HOME PROPERTIES, INC.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

HOME PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS

MARCH 31, 2014 AND DECEMBER 31, 2013

(Dollars in thousands, except per share data)

(Unaudited)

	March 31,	December 31,
ASSETS	2014	2013
Real estate:
Land	$770,851	$ 786,868
Construction in progress	192,111	187,976
Buildings, improvements and equipment	4,588,065	4,645,921
	5,551,027	5,620,765
Less: accumulated depreciation	(1,258,186)	(1,243,243)
Real estate, net	4,292,841	4,377,522
Cash and cash equivalents	8,403	9,853
Cash in escrows	26,006	23,738
Accounts receivable, net	15,118	14,937
Prepaid expenses	15,777	22,089
Deferred charges, net	11,021	11,945
Other assets	7,059	7,793

Total assets	$4,376,225	$4,467,877

LIABILITIES AND EQUITY
Mortgage notes payable	$1,725,359	$1,814,217
Unsecured notes payable	450,000	450,000
Unsecured line of credit	179,000	193,000
Accounts payable	28,193	27,540
Accrued interest payable	10,362	8,392
Accrued expenses and other liabilities	31,097	33,936
Security deposits	18,310	18,479
Total liabilities	2,442,321	2,545,564
Commitments and contingencies
Equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $0.01 par value; 80,000,000 shares authorized; 57,106,862 and 56,961,646 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	571	570
Excess stock, $0.01 par value; 10,000,000 shares authorized; no shares issued or outstanding	-	-
Additional paid-in capital	2,016,474	2,007,300
Distributions in excess of accumulated earnings	(376,159)	(380,168)
Accumulated other comprehensive income	792	1,551
Total common stockholders’ equity	1,641,678	1,629,253
Noncontrolling interest	292,226	293,060
Total equity	1,933,904	1,922,313

Total liabilities and equity	$4,376,225	$4,467,877

The accompanying notes are an integral part of these consolidated financial statements.

HOME PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

(Unaudited)

	Three months ended March 31,
	2014	2013
Revenues:
Rental income	$152,354	$147,293
Property other income	15,560	14,181
Other income	141	249
Total revenues	168,055	161,723

Expenses:
Operating and maintenance	66,459	60,057
General and administrative	9,258	9,083
Interest	25,327	29,995
Depreciation and amortization	44,378	41,412
Other expenses	8	17
Total expenses	145,430	140,564

Income from continuing operations	22,625	21,159

Discontinued operations:
Income from discontinued operations	40	808
Gain on disposition of property	31,306	40,359
Discontinued operations	31,346	41,167
Net income	53,971	62,326

Net income attributable to noncontrolling interest	(8,180)	(10,446)
Net income attributable to common stockholders	$45,791	$51,880

Basic earnings per share:
Income from continuing operations	$0.34	$0.34
Discontinued operations	0.46	0.67
Net income attributable to common stockholders	$0.80	$1.01

Diluted earnings per share:
Income from continuing operations	$0.33	$0.34
Discontinued operations	0.46	0.65
Net income attributable to common stockholders	$0.79	$0.99

Weighted average number of shares outstanding:
Basic	57,106,853	51,618,734
Diluted	57,620,655	52,325,410

The accompanying notes are an integral part of these consolidated financial statements.

HOME PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

(Unaudited)

	Three months ended March 31,
	2014	2013

Net income	$53,971	$62,326
Other comprehensive income (loss):
Unrealized gain (loss) on interest rate swap agreements	(895)	212
Other comprehensive income (loss)	(895)	212
Comprehensive income	53,076	62,538
Net income attributable to noncontrolling interest	(8,180)	(10,446)
Other comprehensive (income) loss attributable to noncontrolling interest	136	(35)
Comprehensive income attributable to common stockholders	$45,032	$52,057

The accompanying notes are an integral part of these consolidated financial statements.

HOME PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND THE YEAR ENDED DECEMBER 31, 2013

(Dollars in thousands)

(Unaudited)

				Distributions	Accumulated
			Additional	in Excess of	Other	Non-
	Common Stock		Paid-In	Accumulated	Comprehensive	controlling
	Shares	Amount	Capital	Earnings	Income (Loss)	Interest	Total
Balance, January 1, 2013	51,508,142	$515	$1,709,919	$(388,397)	$ (1,069)	$267,299	$1,588,267
Net income	-	-	-	160,873	-	30,706	191,579
Unrealized gain (loss) on interest rate swap agreements	-	-	-	-	2,620	516	3,136
Issuance of common stock, net	902,934	9	47,477	-	-	-	47,486
Issuance of common stock through public offering, net	4,427,500	44	267,589	-	-	-	267,633
Stock-based compensation	3,137	-	9,055	-	-	-	9,055
Repurchase of common stock	(48,484)	-	(3,133)	-	-	-	(3,133)
Conversion of UPREIT Units for common stock	168,417	2	4,493	-	-	(4,495)	0
Adjustment of noncontrolling interest	-	-	(28,100)	-	-	28,100	0
Dividends and distributions paid	-	-	-	(152,644)	-	(29,066)	(181,710)
Balance, December 31, 2013	56,961,646	$570	$2,007,300	$(380,168)	$1,551	$293,060	$1,922,313
Net income	-	-	-	45,791	-	8,180	53,971
Unrealized gain (loss) on interest rate swap agreements	-	-	-	-	(759)	(136)	(895)
Issuance of common stock, net	81,952	1	3,180	-	-	-	3,181
Stock-based compensation	2,990	-	5,064	-		-	5,064
Repurchase of common stock	(8,449)	-	(484)	-	-	-	(484)
Conversion of UPREIT Units for common stock	68,723	-	1,957	-	-	(1,957)	0
Adjustment of noncontrolling interest	-	-	(543)	-	-	543	0
Dividends and distributions paid	-	-	-	(41,782)	-	(7,464)	(49,246)
Balance, March 31, 2014	57,106,862	$571	$2,016,474	$(376,159)	$792	$292,226	$1,933,904

The accompanying notes are an integral part of these consolidated financial statements.

HOME PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

(Dollars in thousands)

(Unaudited)

	2014	2013
Cash flows from operating activities:
Net income	$53,971	$62,326
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	45,619	44,098
Gain on disposition of property	(31,306)	(40,359)
Stock-based compensation	5,064	4,327
Changes in assets and liabilities:
Cash in escrows, net	(2,271)	(2,932)
Other assets	6,100	3,481
Accounts payable and accrued liabilities	1,305	4,713
Total adjustments	24,511	13,328
Net cash provided by operating activities	78,482	75,654

Cash flows from investing activities:
Purchase of land for development	-	(28,088)
Capital improvements to properties including redevelopment	(24,059)	(27,072)
Additions to construction in progress	(12,321)	(19,124)
Additions to predevelopment	(509)	(78)
Proceeds from sale of properties, net	106,273	106,158
Proceeds from insurance for property losses	88	-
Withdrawals from (additions to) cash held in escrow, net	3	(4,615)
Net cash provided by investing activities	69,475	27,181

Cash flows from financing activities:
Proceeds from sale of common stock, net	3,181	31,693
Repurchase of common stock	(484)	(241)
Scheduled payments of mortgage notes payable	(8,124)	(9,082)
Payoff mortgage notes payable	(80,734)	(101,020)
Proceeds from unsecured line of credit	112,000	170,500
Payments on unsecured line of credit	(126,000)	(164,000)
Withdrawals from cash held in escrow, net	-	(227)
Dividends and distributions paid	(49,246)	(43,460)
Net cash used in financing activities	(149,407)	(115,837)

Net decrease in cash and cash equivalents	(1,450)	(13,002)
Cash and cash equivalents:
Beginning of year	9,853	21,092
End of period	$8,403	$8,090

Supplemental disclosure:
Interest capitalized	$2,169	$1,578
Supplemental disclosure of non-cash investing and financing activities:
Exchange of UPREIT Units for common shares	1,957	1,138
Transfers of construction in progress to buildings, improvements and equipment	7,878	96
Capital improvements to properties and construction in progress included in accounts payable	4,961	4,054

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

The Company conducts its business through Home Properties, L.P. (the “Operating Partnership”), a New York limited partnership.  As of March 31, 2014, the Company owned and operated 119 apartment communities with 41,532 apartments.

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

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and its ownership of 84.9% of the limited partnership units in the Operating Partnership (“UPREIT Units”) at March 31, 2014 (84.8% at December 31, 2013).  The remaining 15.1% is included as noncontrolling interest in these consolidated financial statements at March 31, 2014 (15.2% at December 31, 2013).  The Company periodically adjusts the carrying value of noncontrolling interest to reflect its share of the book value of the Operating Partnership.  Such adjustments are recorded to additional paid in capital as a reallocation of noncontrolling interest in the accompanying consolidated statements of equity.  The Company owns a 1.0% general partner interest in the Operating Partnership and the remainder indirectly as a limited partner through its wholly owned subsidiary, Home Properties I, LLC, which owns 100% of Home Properties Trust, which is the limited partner.  Home Properties Trust was formed in September 1997, as a Maryland real estate trust and as a qualified REIT subsidiary (“QRS”), and owns the Company’s share of the limited partner interests in the Operating Partnership.

The accompanying consolidated financial statements include the accounts of Home Properties Resident Services, Inc. (“HPRS”).  HPRS is a wholly owned subsidiary of the Company.  All significant inter-company balances and transactions have been eliminated in these consolidated financial statements.

The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the applicable rules and regulations of the Securities and Exchange Commission (“SEC”).  Accordingly, certain disclosures that would accompany annual financial statements prepared in accordance with GAAP are omitted.  The year-end December 31, 2013 balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.  In the opinion of management, all adjustments, consisting solely of normal recurring adjustments, necessary for the fair statement of the consolidated financial statements for the interim periods have been included.  The results of operations for the interim periods are not necessarily indicative of results which ultimately may be achieved for the full year.  These interim consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2013.  Certain reclassifications have been made to the 2013 financial statements to conform to the 2014 presentation as a result of discontinued operations.

HOME PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

2              RECENTLY ADOPTED AND RECENTLY ISSUED ACCOUNTING STANDARDS

On April 10, 2014, the Financial Accounting Standards Board (“FASB”) issued ASC 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which raises the threshold for determining which disposals are required to be presented as discontinued operations and modifies related disclosure requirements.   The standard is applied prospectively and is effective in 2015 with early adoption permitted.  The Company is currently assessing the potential impact that the adoption of this guidance will have on its financial position and results of operations.

3              DEVELOPMENT

Redevelopment

The Company has one project under redevelopment.  Arbor Park, located in Alexandria, Virginia, has 851 garden apartments in fifty-two buildings built in 1967.  The Company is part way through a project to extensively renovate all of the units over several years on a building by building basis.  As of March 31, 2014, there was one building with 36 units under renovation and forty buildings with 638 units completed and 522 of those units occupied.  As of March 31, 2014, the Company has incurred costs of $23,200 for the renovation which is included in buildings, improvements and equipment.  The entire project is expected to be completed in 2015.

Development

During the fourth quarter of 2011, the Company started construction on Eleven55 Ripley, located in Silver Spring, Maryland, consisting of two buildings, a 21 story high-rise and a 5 story mid-rise, for a total of 379 apartment units.  Initial occupancy occurred in the fourth quarter of 2013.  Construction is expected to be completed in the third quarter of 2014.  The construction in progress for this development was $94,172 as of March 31, 2014.

During the second quarter of 2012, the Company started construction on The Courts at Spring Mill Station, located in Conshohocken, Pennsylvania, a suburb of Philadelphia. The combination donut/podium style project, consisting of two buildings, will have a total of 385 apartment units.  Construction is expected to be completed in the second half of 2014 with initial occupancy in the third quarter of 2014.  The construction in progress for this development was $48,419 as of March 31, 2014.

During the first quarter of 2013, the Company purchased a land parcel located in Tysons Corner, Virginia.  The Company intends to develop approximately 694 units in a residential community on this entitled parcel.  The construction in progress for this development, consisting primarily of land value, was $34,627 as of March 31, 2014.

During the fourth quarter of 2013, the Company purchased a land parcel located in Linthicum, Maryland, a suburb of Baltimore.  The land is intended for future development of approximately 300 multifamily units.  The construction in progress for this development, consisting primarily of land value, was $14,893 as of March 31, 2014.

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

On July 19, 2012, the Company entered into two interest rate swap agreements that effectively convert the variable LIBOR portion of this loan to a fixed rate of 0.685% through December 7, 2016.  On November 4, 2013, the Company entered into three additional interest rate swap agreements that effectively convert the variable LIBOR portion of this loan to a fixed rate of 2.604% for the period of December 8, 2016 through August 18, 2018.  The interest rate swap agreements are more fully described in Note 7.  As of March 31, 2014, based on the Company’s leverage ratio, the spread was 1.00%, and the one-month LIBOR was swapped at 0.685%; resulting in an effective rate of 1.685% for the Company.

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

HOME PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

5              UNSECURED LINE OF CREDIT

On August 19, 2013, the Company entered into a First Amendment to the Amended and Restated Credit Agreement (the  “Credit Agreement”), which provides for a $450,000 revolving credit facility with an initial maturity date of August 18, 2017 and a one-year extension at the Company’s option.  The Credit Agreement amended the Company’s prior $275,000 facility, which was scheduled to expire on December 8, 2015, not including a one-year extension at the Company’s option.  The Credit Agreement is with M&T Bank and U.S. Bank National Association as joint lead arrangers, M&T Bank as administrative agent and nine other commercial banks as participants.  The Company had $179,000 outstanding under the credit facility as of March 31, 2014.  Borrowings under the line of credit bear interest at a variable rate based on LIBOR, plus a spread from 1.00% to 2.00% based on the Company’s leverage ratio.  As of March 31, 2014, based on the Company’s leverage ratio, the spread was 1.00%, and the one-month LIBOR was 0.19%; resulting in an effective rate of 1.19% for the Company.

The Credit Agreement requires the Company to maintain certain financial ratios and measurements including a limitation on outstanding indebtedness and a minimum interest coverage ratio.  The Company was in compliance with these financial covenants for all periods presented.

The Credit Agreement also provides the ability to issue up to $20,000 in letters of credit.  While the issuance of letters of credit does not increase borrowings outstanding under the line of credit, it does reduce the amount available.  At March 31, 2014, the Company had outstanding letters of credit of $5,237 and the amount available on the credit facility was $265,763.

6              FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial Instruments Carried at Fair Value

The fair value of interest rate swaps, which are more fully described in Note 7, are determined using the market standard of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts).  The variable cash payments (or receipts) are based on an expectation of future interest rate forward curves derived from observable market interest rate curves (level 2 inputs, as defined by the authoritative guidance).  The Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements.  The Company has determined that the significant inputs used in this model are observable in active markets, therefore considers the interest rate swap asset valuation of $945 at March 31, 2014 and the asset valuation of $1,840 at December 31, 2013 as level 2 classifications within the fair value hierarchy.

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

(Dollars in thousands, except per share data)

(Unaudited)

6              FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

Financial Instruments Not Carried at Fair Value (continued)

The Company determined the fair value of its mortgage notes payable, unsecured term loan, unsecured senior notes and unsecured line of credit facility using a discounted future cash flow technique that incorporates observable market-based inputs, including a market interest yield curve with adjustments for duration, loan to value (level 2 inputs), and risk profile (level 3 inputs).  In determining the market interest yield curve, the Company considered its investment grade credit ratings (level 2 inputs).  The Company has determined that the significant inputs used in this model are observable in active markets, therefore considers the valuation classified as level 2 of the fair value hierarchy.  At March 31, 2014 and December 31, 2013, the fair value of the Company’s total debt, consisting of the mortgage notes, the unsecured term loan, unsecured senior notes and unsecured line of credit, amounted to a liability of $2,465,531 and $2,552,145, respectively, compared to its carrying amount of $2,354,359 and $2,457,217, respectively.

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

As of March 31, 2014, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

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

(Dollars in thousands, except per share data)

(Unaudited)

7              DERIVATIVE AND HEDGING ACTIVITIES (continued)

Cash Flow Hedges of Interest Rate Risk (continued)

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the balance sheets as of March 31, 2014 and December 31, 2013:

Fair Value of Derivative Instruments
	Asset Derivatives			Liability Derivatives
	Balance	Fair Value at		Balance	Fair Value at
	Sheet Location	3/31/2014	12/31/2013	Sheet Location	3/31/2014	12/31/2013
Interest Rate Swap	Other Assets	$945	$1,840	Other Liabilities	$-	$-

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in accumulated other comprehensive income and are subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.  During 2014 and 2013, such derivatives were used to hedge the variable cash flows associated with certain variable-rate debt.  The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings.  During the three months ended March 31, 2014 and 2013, the Company did not record any hedge ineffectiveness.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt.  The Company estimates that an additional $1,178 will be reclassified from accumulated other comprehensive income as an increase to interest expense over the next twelve months.

The table below details the location in the financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges for the three months ended March 31, 2014 and 2013, respectively:

	Three Months Ended March 31,

	2014	2013
Amount of gain (loss) recognized in accumulated other comprehensive income on interest rate derivatives (effective portion)	$(1,206)	$(60)

Amount of gain (loss) reclassified from accumulated other comprehensive income into income as interest expense (effective portion)	$(311)	$(272)

Amount of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	$-	$-

HOME PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

7              DERIVATIVE AND HEDGING ACTIVITIES (continued)

Disclosure of Offsetting Derivatives

As of March 31, 2014 and December 31, 2013, the gross amount of derivative assets classified on the balance sheet in other assets was $945 and $1,840, respectively.  As of March 31, 2014 and December 31, 2013, the gross amount of derivative liabilities classified on the balance sheet in accrued expenses and other liabilities was $0.  The Company does not have any derivative instruments offset on the balance sheet or subject to master netting arrangements or similar agreements.

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

As of March 31, 2014, the Company had no derivatives in a net liability position, has not posted any collateral related to these agreements and was not in breach of any agreement provisions.

8              STOCKHOLDERS’ EQUITY

At-The-Market Equity Offering Program

On May 14, 2012, the Company initiated an At-The-Market (“ATM”) equity offering program through which it is authorized to sell up to 4,400,000 shares of common stock from time to time in ATM offerings or negotiated transactions.  From inception through March 31, 2014, the Company issued 2,430,233 shares of common stock at an average price of $62.81 per share, for aggregate gross proceeds of $152,636 and aggregate net proceeds of $149,401 after deducting commissions and other transaction costs of $3,235.  As of March 31, 2014, 1,969,767 shares remain available under this ATM program.

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

Dividends and Distributions

On February 25, 2014, the Company paid a dividend in the amount of $0.73 per share of common stock to stockholders of record and a distribution of $0.73 per UPREIT Unit to unitholders of record as of the close of business on February 13, 2014.

Stock-based Compensation

The Company’s Board of Directors has approved a performance-based equity program for administering awards under the Company’s 2011 Stock Benefit Plan for the executive officers (the “2011 Executive Performance-Based Equity Program”).  It is a subplan of the 2011 Stock Benefit Plan, approved by the stockholders at their 2011 Annual Meeting.  On February 11, 2014, awards in connection with the 2011 Executive Performance-Based Equity Program, with an estimated fair value of $4,642, were granted to executive officers of the Company.  Awards are in the form of restricted stock units with a service condition and three market conditions.  The measurement period for these awards began on January 1, 2014 and will end on December 31, 2016.  Expense attributed to the awards will be recognized based on the underlying vesting conditions of the awards, which substantially vest during the measurement period, taking into account retirement eligibility.  During the three months ended March 31, 2014, the Company recognized stock-based compensation expense of $3,851 for the February 11, 2014 awards.

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

HOME PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

8              STOCKHOLDERS’ EQUITY (continued)

Earnings Per Share (continued)

The reconciliation of basic and diluted earnings per share for the three months ended March 31, 2014 and 2013 is as follows:

	Three Months
	2014	2013
Numerator:
Income from continuing operations	$22,625	$21,159
Less: Income from continuing operations attributable to noncontrolling interest	(3,429)	(3,546)

Income from continuing operations attributable to common stockholders	$19,196	$17,613

Discontinued operations	$31,346	$41,167
Less: Discontinued operations attributable to noncontrolling interest	(4,751)	(6,900)

Discontinued operations attributable to common stockholders	$26,595	$34,267

Denominator:
Basic weighted average number of common shares outstanding	57,106,853	51,618,734
Effect of dilutive stock options	355,002	540,425
Effect of restricted shares and restricted stock units	158,800	166,251

Diluted weighted average number of common shares outstanding	57,620,655	52,325,410

Earnings per common share:
Basic earnings per share:
Income from continuing operations	$0.34	$0.34
Discontinued operations	0.46	0.67
Net income attributable to common stockholders	$0.80	$1.01

Diluted earnings per share:
Income from continuing operations	$0.33	$0.34
Discontinued operations	0.46	0.65

Net income attributable to common stockholders	$0.79	$0.99

Unexercised stock options to purchase 418,113 and 386,609 shares of the Company’s common stock were not included in the computations of diluted EPS because the options’ exercise prices were greater than the average market price of the Company’s stock during the three months ended March 31, 2014 and 2013, respectively.

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

Core properties consist of apartment communities which have been owned more than one full calendar year.  Therefore, the Core properties represent communities owned as of January 1, 2013.  Non-core properties consist of apartment communities acquired, developed or redeveloped during 2013 and 2014, such that comparable operating results are not available.

The Company assesses and measures segment operating results based on a performance measure referred to as net operating income.  Net operating income is defined as total revenues less operating and maintenance expenses.  The accounting policies of the segments are the same as those described in Notes 1, 2 and 3 to the Consolidated Financial Statements contained in the Company’s Form 10-K for the year ended December 31, 2013.

The revenues and net operating income for each of the reportable segments are summarized as follows for the three months ended March 31, 2014 and 2013:

	Three Months
	2014	2013
Revenues:
Core properties	$ 162,678	$ 158,255
Non-core properties	5,236	3,219
Reconciling items	141	249
Total revenues	$ 168,055	$ 161,723
Net operating income:
Core properties	$ 98,620	$ 99,421
Non-core properties	2,835	1,996
Reconciling items	141	249
Net operating income, including reconciling items	101,596	101,666
General and administrative expenses	(9,258)	(9,083)
Interest expense	(25,327)	(29,995)
Depreciation and amortization	(44,378)	(41,412)
Other expenses	(8)	(17)
Income from continuing operations	$ 22,625	$ 21,159

The assets for each of the reportable segments are summarized as follows as of March 31, 2014 and December 31, 2013:

Assets	2014	2013
Apartment communities
Core properties	$ 3,936,558	$ 3,958,260
Non-core properties	356,283	419,262
Reconciling items	83,384	90,355
Total assets	$ 4,376,225	$ 4,467,877

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

Included in discontinued operations for the three months ended March 31, 2014 are the operating results of one apartment community sold during the three months ended March 31, 2014 (the “2014 Disposed Community”).  Included in discontinued operations for the three months ended March 31, 2013 are the operating results of four apartment communities sold in separate transactions during the year ended December 31, 2013 (“2013 Disposed Communities”) and the 2014 Disposed Community.  For purposes of the discontinued operations presentation, the Company only includes interest expense and losses from early extinguishment of debt associated with specific mortgage indebtedness of the properties that are sold or held for sale.

On February 26, 2014, the Company sold a property located in the Washington, D.C. region with a total of 864 units for $110,000. At closing, a $58,472 mortgage was repaid, prepayment penalties of $585 and closing costs of $3,326 were incurred for a net cash flow of $47,617.  A gain on sale of $31,306 was recorded in the first quarter of 2014 related to this sale.

The results of discontinued operations are summarized for the three months ended March 31, 2014 and 2013 as follows:

	Three Months
	2014	2013
Revenues:
Rental income	$2,015	$6,852
Property other income	286	718
Total revenues	2,301	7,570
Expenses:
Operating and maintenance	892	2,626
Interest expense (1)	1,109	2,369
Depreciation and amortization	260	1,767
Total expenses	2,261	6,762
Income (loss) from discontinued operations	40	808
Gain on disposition of property	31,306	40,359
Discontinued operations	$31,346	$41,167

(1)   Includes debt extinguishment costs and other one-time costs of $802 and $1,416 incurred as a result of repaying property specific debt triggered upon sale for the three months ended March 31, 2014 and 2013.

HOME PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

11                                  COMMITMENTS AND CONTINGENCIES

Letters of Credit

As of March 31, 2014, the Company had issued $5,237 in letters of credit, which were provided under the Company’s $450,000 unsecured Credit Agreement.  The letters of credit were required to be issued under certain construction projects, workers’ compensation and health insurance policies.

Debt Covenants

The unsecured notes payable and unsecured Credit Agreement require the Company to maintain certain financial ratios and measurements including a limitation on outstanding indebtedness and a minimum interest coverage ratio. The Company was in compliance with these financial ratios for all periods presented.

Included in the Company’s consolidated balance sheet at March 31, 2014 are assets of its subsidiary Home Properties Fair Oaks, LLC, owner of The Courts at Fair Oaks, Fairfax County, VA, that are pledged as collateral for specific indebtedness and are not available to satisfy any other obligations of the Company.

Tax Protection Obligations

In connection with various UPREIT transactions, the Company agreed to maintain certain levels of nonrecourse debt for a period of 7 to 10 years associated with the contributed properties acquired.  In addition, the Company is restricted in its ability to sell certain contributed properties (6% of the owned portfolio at March 31, 2014) for a contract period of 7 to 10 years except through a tax deferred Internal Revenue Code Section 1031 like-kind exchange.  The remaining terms sale restrictions range from 6 months to 3.25 years.

Tax Credit Guarantee

For periods before October 13, 2010, the Company, through its general partnership interest in an affordable property limited partnership, had guaranteed certain low income housing tax credits to limited partners in this partnership through 2015 totaling approximately $3,000.  The Company’s general partner interest in this entity was sold on October 13, 2010.  The tax credit guarantee was reduced to a $3,000 secondary guarantee.  As of March 31, 2014, there were no known conditions that would make such payments necessary relating to the tax credit guarantee; therefore, no liability has been recorded in the financial statements.

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

HOME PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

12          SUBSEQUENT EVENTS

On April 29, 2014, the Board of Directors declared a dividend of $0.73 per share on the Company’s common stock and approved a distribution of $0.73 per UPREIT Unit for the quarter ended March 31, 2014.  The dividend and distribution are payable May 23, 2014, to stockholders and unitholders of record on May 12, 2014.

On April 29, 2014, the stockholders of the Company approved an amendment to the Company’s Articles of Amendment and Restatement of the Articles of Incorporation, as amended, to increase the number of authorized shares of the Company’s Common Stock, par value $.01 per share, from 80,000,000 shares to 160,000,000 shares.

On April 29, 2014, the stockholders of the Company approved an amendment to the Company’s 2011 Stock Benefit Plan (the “2011 Plan”) to increase the maximum number of shares of Common Stock which may be subject to awards issued under the 2011 Plan by 4,000,000 shares; and to provide that each full value award granted after April 29, 2014 will count as 5.45 shares available for issuance under the 2011 Plan.  For additional information about the 2011 Plan, refer to Note 12 of the Company’s Form 10-K for the year ended December 31, 2013.

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

The Company intends to meet its short-term liquidity requirements through cash flows provided by operating activities and its existing bank unsecured line of credit, described below.  The Company considers its ability to generate cash to be adequate to meet all operating requirements, including availability to pay dividends to its stockholders and make distributions to its unitholders in accordance with the provisions of the Internal Revenue Code, as amended, applicable to REITs.

To the extent that the Company does not satisfy its short-term liquidity requirements through net cash flows provided by operating activities and its existing bank unsecured line of credit, it intends to satisfy such requirements through proceeds from the issuance of unsecured senior notes and from the issuance of its common stock through its equity offering program, described below, and from the sale of properties.

On November 11, 2013, Moody’s Investors Service assigned a Baa2 issuer rating to the Company with a rating outlook of stable.  On June 25, 2013, Fitch, Inc. reaffirmed the Company’s corporate credit rating of “BBB” (Triple B).

Liquidity and Capital Resources (continued)

Cash Flow Summary

The Company’s cash flow activities for the three months ended March 31, 2014 and 2013, respectively, are summarized as follows (in millions):

Operating Cash Flow Activities	2014	2013
Net income	$54	$62
Non-cash adjustments to net income	19	8
Changes in operating assets and liabilities	5	6
Cash provided by operating activities	$78	$76

The Company’s cash flow from operating activities was $78 million in 2014 compared to $76 million in 2013.  The increase is primarily attributable to interest expense savings, primarily as a result of paying off maturing debt over the past year.

Investing Cash Flow Activities	2014	2013
Proceeds from sale of properties	$106	$106
Purchase of properties and land for development	-	(28)
Capital improvements to properties including redevelopment	(24)	(27)
Construction in progress and predevelopment costs	(13)	(19)
Other investing activities	-	(5)
Cash provided by investing activities	$69	$27

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

Cash provided by investing activities was $69 million during 2014.  In 2014, the Company raised $106 million in net proceeds from the sale of one property with 864 units.  Cash outflows for capital improvements and redevelopment were $23 million and $1 million, respectively.  Cash outflows for additions to construction in progress were $13 million which were primarily for the development of Eleven55 Ripley and The Courts at Spring Mill Station.

Cash provided by investing activities was $27 million during 2013.  In 2013, the Company raised $106 million in net proceeds from the sale of two properties with 511 units.  These proceeds were partially used to fund the purchase of a land parcel for development for $28 million.  Cash outflows for capital improvements and redevelopment were $25 million and $2 million, respectively.  Cash outflows for additions to construction in progress were $19 million which were primarily for the development of Eleven55 Ripley and The Courts at Spring Mill Station.

Liquidity and Capital Resources (continued)

Cash Flow Summary (continued)

Financing Cash Flow Activities	2014	2013
Proceeds from equity issuance	$3	$31
Proceeds from (payments on) unsecured debt	(14)	6
Secured debt repayments	(89)	(110)
Dividends and distributions paid	(49)	(43)
Cash used in financing activities	$(149)	$(116)

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

Cash used in financing activities totaled $149 million for 2014, comprised primarily of reducing secured and unsecured indebtedness.  Proceeds raised through the sale of common stock from stock option exercises of $3 million were more than offset by net payments on the unsecured line of credit of $14 million, scheduled payments on mortgages of $8 million, payoff of mortgages of $81 million and distributions paid to stockholders and UPREIT Unitholders of $49 million.

Cash used in financing activities totaled $116 million for 2013, comprised primarily of reducing secured indebtedness.  Proceeds raised through the sale of common stock under the ATM offering of $25 million and from stock option exercises of $6 million, combined with net proceeds from the unsecured line of credit of $6 million were more than offset by scheduled payments on mortgages of $9 million, payoff of mortgages of $101 million and distributions paid to stockholders and UPREIT Unitholders of $43 million.

Unsecured Line of Credit

As of March 31, 2014, the Company had a $450 million unsecured line of credit agreement with M&T Bank and U.S. Bank National Association, as joint lead banks, and nine other participating commercial banks, with an initial maturity date of August 18, 2017 and a one-year extension, at the Company’s option.  The Company had $179 million outstanding under the credit facility on March 31, 2014.  The line of credit agreement provides the ability to issue up to $20 million in letters of credit.  While the issuance of letters of credit does not increase the borrowings outstanding under the line of credit, it does reduce the amount available.  At March 31, 2014, the Company had outstanding letters of credit of $5.2 million resulting in the amount available on the credit facility of $265.8 million.  Borrowings under the line of credit bear interest at a variable rate based on LIBOR, plus a spread from 1.00% to 2.00% based on the Company’s leverage ratio.  As of March 31, 2014, based on the Company’s leverage ratio, the LIBOR margin was 1.00%, and the one-month LIBOR was 0.19%; resulting in an effective rate of 1.19% for the Company.

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

Liquidity and Capital Resources (continued)

Unsecured Term Loan

On December 9, 2011, the Company entered into a $250 million five-year unsecured term loan with M&T Bank as lead bank, and ten other participating lenders, which was set to mature on December 8, 2016.  The term loan generated net proceeds of $248 million, after fees and closing costs, which were used to pay off an unsecured term loan, purchase an unencumbered property and acquire land for future development.  On August 19, 2013, the Company amended the term loan agreement to extend the maturity date to August 18, 2018.  No other changes were made to the terms of the unsecured term loan.  The loan bears monthly interest at a variable rate based on LIBOR, plus a spread from 1.00% to 2.00% based on the Company’s leverage ratio.  On July 19, 2012, the Company entered into two interest rate swap agreements with major financial institutions that effectively convert the variable LIBOR portion of this loan to a fixed rate of 0.685% through December 7, 2016.  On November 4, 2013, the Company entered into three additional interest rate swap agreements that effectively convert the variable LIBOR portion of this loan to a fixed rate of 2.604% for the period of December 8, 2016 through August 18, 2018.  As of March 31, 2014, based on the Company’s leverage ratio, the spread was 1.00%, and the swapped one-month LIBOR was 0.685%; resulting in an effective rate of 1.685% for the Company.  The loan has covenants that align with the unsecured line of credit facility.

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

Indebtedness

As of March 31, 2014, the weighted average interest rate on the Company’s total indebtedness of $2.4 billion was 4.45% with staggered maturities ranging from 3 months to 15 years and averaging approximately 4.3 years.  Approximately 91% of total indebtedness is at fixed rates, including the $250 million unsecured term loan subject to interest rate swap agreements.  This limits the exposure to changes in interest rates, minimizing the effect of interest rate fluctuations on the Company’s results of operations and cash flows.

Liquidity and Capital Resources (continued)

Unencumbered Assets

The value of the unencumbered asset pool (as calculated pursuant to the covenants of the line of credit agreement) was 49% as of March 31, 2014 compared to 48% as of December 31, 2013.  Higher levels of unsecured assets add borrowing flexibility because more capacity is available for unsecured debt under the terms of the Company’s unsecured line of credit agreement, and/or for the issuance of additional unsecured senior notes.  It also permits the Company to place secured financing on unencumbered assets if desired.

UPREIT Units

The Company believes that the issuance of UPREIT Units for property acquisitions will continue to be a potential source of capital for the Company.  During 2013 and continuing through March 31, 2014, there were no UPREIT Units issued for property acquisitions.

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

At-the-Market Equity Offering Program

On May 14, 2012, the Company filed a prospectus supplement with respect to an ATM equity offering program through which it is authorized to sell up to 4.4 million shares of common stock, from time to time in ATM offerings or negotiated transactions.  Through the second quarter of 2013, the Company issued 2,430,233 shares of common stock at an average price per share of $62.81, for aggregate gross proceeds of $152.6 million and aggregate net proceeds of $149.4 million after deducting commissions and other transaction costs of $3.2 million and approximately 2.0 million shares remain available.

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

Liquidity and Capital Resources (continued)

Stock Repurchase Program

In 1997, the Board approved a stock repurchase program under which the Company may repurchase shares of its common stock or UPREIT Units (“Company Program”).  The shares and units may be repurchased through open market or privately negotiated transactions at the discretion of Company management.  The Board’s action did not establish a target stock price or a specific timetable for repurchase.  There were no repurchases under the Company Program during 2013 and through March 31, 2014.  The remaining authorization level as of March 31, 2014 is 2.3 million shares.  The Company will continue to monitor stock prices relative to the NAV to determine the current best use of capital among our major uses of capital: stock buybacks, debt paydown to increase the unencumbered pool, acquisitions, rehabilitation and/or redevelopment of owned properties and development of new properties.

Dispositions

On February 26, 2014, the Company sold a property located in the Washington, D.C. region with a total of 864 units for $110.0 million. At closing, a $58.5 million mortgage was repaid, prepayment penalties of $0.6 million and closing costs of $3.3 million were incurred for a net cash flow of $47.6 million.  A gain on sale of $31.3 million was recorded in the first quarter of 2014 related to this sale.

Property Development

Current Construction Projects

Eleven55 Ripley, a 379 unit high rise development consisting of two buildings, a 21 story high-rise and a 5 story mid-rise, is located in Silver Spring, Maryland.  Construction commenced in the fourth quarter of 2011, and is expected to continue through the third quarter of 2014.  Initial occupancy occurred in the fourth quarter of 2013 with 91 of 309 available units leased or preleased as of March 31, 2014.  The construction in progress for this development was $94.2 million as of March 31, 2014 and the total estimated cost is $111 million.

The Courts at Spring Mill Station, a 385 unit development consisting of two buildings, being built in a combination donut/podium style, is located in Conshohocken, Pennsylvania.  Construction commenced in the second quarter of 2012, and is expected to continue through the second half of 2014 with initial occupancy in the third quarter of 2014.  The construction in progress for this development was $48.4 million as of March 31, 2014 and the total estimated cost is $89 million.

During the first quarter of 2013, the Company purchased a land parcel located in Tysons Corner, Virginia within a development known as Arbor Row.  This project, referred to as Westpark Tysons, involves development in two phases of a residential community with wood-framed mid-rise and concrete high-rise buildings containing a combined 694 units with a total projected cost of $232 million.  The construction in progress for this development, consisting primarily of land value, was $34.6 million as of March 31, 2014.

During the fourth quarter of 2013, the Company purchased a land parcel located in Linthicum, Maryland.  The land is intended for future development of approximately 300 multifamily units and is currently in the design phase.  The construction in progress for this development, consisting primarily of land value, was $14.9 million as of March 31, 2014.

Redevelopment

The Company has one project under redevelopment.  Arbor Park, located in Alexandria, Virginia, has 851 garden apartments in fifty-two buildings built in 1967.  The Company plans to extensively renovate all of the units over several years on a building by building basis.  As of March 31, 2014, there was one building with 36 units under renovation and forty buildings with 638 units completed and 522 units occupied, with rents in the renovated units averaging $1,688 compared to $1,368 for the existing non-renovated units.  As of March 31, 2014, the Company has incurred costs of $23 million for the renovation which is included in buildings, improvements and equipment.  The entire project is expected to be completed in 2015 for a total estimated cost of $32 million.

Contractual Obligations and Other Commitments

The primary obligations of the Company relate to its borrowings under the unsecured line of credit, unsecured notes and mortgage notes.  The Company’s line of credit matures in August 2017 (not including a one-year extension at the option of the Company), and had $179 million in loans and letters of credit totaling $5.2 million outstanding at March 31, 2014.  The $450 million in unsecured notes have maturities ranging from approximately four to eight years.  The $1.7 billion in mortgage notes have varying maturities ranging from three months to fifteen years.  The weighted average interest rate of the Company’s secured debt was 5.18% at March 31, 2014.  The weighted average interest rate on the Company’s total indebtedness of $2.4 billion at March 31, 2014 was 4.45%.

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

The Company estimates, that on an annual basis, $900 and $848 per apartment unit is spent on recurring capital expenditures in 2014 and 2013, respectively.  During the three months ended March 31, 2014 and 2013, approximately $225 and $212 per apartment unit, respectively, was estimated to be spent on recurring capital expenditures.

Capital Improvements (continued)

The table below summarizes the actual total capital improvements incurred by major categories for the three months ended March 31, 2014 and 2013 and an estimate of the breakdown of total capital improvements by major categories between recurring, and non-recurring revenue generating, capital improvements for the three months ended March 31, 2014 as follows:

	For the three months ended March 31,
	2014						2013
			Non-		Total		Total
	Recurring	Per	Recurring	Per	Capital	Per	Capital	Per
	Cap Ex	Unit(a)	Cap Ex	Unit(a)	Improvements	Unit(a)	Improvements	Unit(a)
New buildings	$-	$-	$159	$4	$159	$4	$174	$4
Major building improvements	1,272	31	1,977	49	3,249	80	4,579	115
Roof replacements	384	10	1	-	385	10	447	11
Site improvements	466	12	-	-	466	12	958	24
Apartment upgrades	1,842	46	6,051	150	7,893	196	8,034	201
Appliances	1,426	35	-	-	1,426	35	1,405	35
Carpeting, flooring	2,584	64	96	2	2,680	66	2,503	63
HVAC, mechanicals	898	22	2,630	65	3,528	87	2,217	56
Miscellaneous	212	5	562	14	774	19	1,125	28

Total	$9,084	$225	$11,476	$284	$20,560	$509	$21,442	$537

(a)     Calculated using the weighted average number of apartment units, including 39,915 core units, and 2013 acquisition units of 457 for the three months ended March 31, 2014; and 39,915 core units for the three months ended March 31, 2013.

The schedule below summarizes the breakdown of total capital improvements between core and non-core as follows:

	For the three months ended March 31,
	2014						2013
			Non-		Total		Total
	Recurring	Per	Recurring	Per	Capital	Per	Capital	Per
	Cap Ex	Unit(a)	Cap Ex	Unit(a)	Improvements	Unit(a)	Improvements	Unit(a)
Core Communities	$8,981	$225	$10,956	$274	$19,937	$499	$21,442	$537
2013 Acquisition Communities	103	225	520	1,138	623	1,363	-	-
Sub-total	9,084	225	11,476	284	20,560	509	21,442	537
2014 Disposed Community	45	82	-	-	45	82	227	263
2013 Disposed Communities	-	-	-	-	-	-	176	178
Corporate office expenditures(b)	-	-	-	-	363	-	311	-

Total	$9,129	$223	$11,476	$284	$20,968	$504	$22,156	$523

(a)     Calculated using the weighted average number of apartment units, including 39,915 core units, and 2013 acquisition units of 457, and 2014 disposed units of 547 for the three months ended March 31, 2014; and 39,915 core units, 2013 disposed units of 991, and 2014 disposed units of 864 for the three months ended March 31, 2013.

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

Summary of Core Properties

The Company had 115 apartment communities with 39,915 units which were owned during the three months ended March 31, 2014 and 2013 (the “Core Properties”).  The Company has one property with 851 units undergoing significant renovations that began in 2011; therefore, the operating results for 2014 are not comparable to 2013 due to those units being taken out of service during the redevelopment period (the “Redevelopment Property”).  The Company acquired two apartment communities with 457 units, placed into service another 90 units at one development community during 2013; and had another 219 units become available to rent at one development community during 2014 (the “Acquisition Communities”).  The inclusion of these acquired and developed communities generally accounted for the significant changes in operating results for the three months ended March 31, 2014 as compared to the operating results for the three months ended March 31, 2013.

A summary of the net operating income for Core Properties is as follows:

	Three Months
	2014	2013	$ Change	% Change
Rent	$147,428	$144,343	$3,085	2.1%
Utility recovery revenue	8,316	7,149	1,167	16.3%
Rent including recoveries	155,744	151,492	4,252	2.8%
Property other income	6,934	6,763	171	2.5%
Total revenue	162,678	158,255	4,423	2.8%
Operating and maintenance	(64,058)	(58,834)	(5,224)	(8.9%	)
Net operating income	$98,620	$99,421	$(801)	(0.8%	)

A summary of the net operating income for the Company as a whole is as follows:

	Three Months
	2014	2013	$ Change	% Change
Rent	$152,354	$147,293	$5,061	3.4%
Utility recovery revenue	8,462	7,315	1,147	15.7%
Rent including recoveries	160,816	154,608	6,208	4.0%
Property other income	7,098	6,866	232	3.4%
Total revenue	167,914	161,474	6,440	4.0%
Operating and maintenance	(66,459)	(60,057)	(6,402)	(10.7%	)
Net operating income	$101,455	$101,417	$38	0.0%

Results of Operations (continued)

Comparison of three months ended March 31, 2014 to the same period in 2013

Of the $5,061 increase in rental income, $1,674 is attributable to the Acquisition Communities and $302 is attributable to the Redevelopment Property.  The balance, an increase of $3,085, relates to a 2.1% increase from the Core Properties as the result of an increase of 2.8% in weighted average rental rates to $1,311 from $1,275 per apartment unit, partially offset by a 0.6% decrease in economic occupancy to 93.9% from 94.5%.  Economic occupancy is defined as total possible rental income, net of vacancy and bad debt expense, as a percentage of total possible rental income.  Total possible rental income is determined by valuing occupied units at contract rents and vacant units at market rents.  Of the $1,147 increase in utility recovery revenue, $1,167 is attributable to the Core Properties offset by a $20 decrease attributable to the Redevelopment Property.  The higher Core Properties utility recovery revenue is a direct result of higher energy consumption due to the extreme cold weather experienced during the 2014 period.

Property other income, which consists primarily of income from operation of laundry facilities, late charges, administrative fees, garage and carport rentals, revenue from corporate apartments, cable revenue, pet charges, and miscellaneous charges to residents, increased by $232.  Of the increase, $171 is attributable to the Core Properties, and $61 is attributable to the Acquisition Communities and Redevelopment Property.  The increase in Core Properties is primarily from increases in renters’ insurance fees, pet charges, late charges, damages and other miscellaneous charges.

Of the $6,402 increase in operating and maintenance expenses, $1,103 is attributable to the Acquisition Communities, $75 is attributable to the Redevelopment Property and $5,224 is attributable to the Core Properties.  The increase in Core Properties is primarily due to increases in electricity, natural gas heating costs, property insurance, real estate taxes and snow removal costs; partially offset by a decrease in property management G&A.

Electricity costs were up $228, or 11.3%, from a year ago primarily due to portable heat pumps being used to heat certain common areas and apartment units during the extreme cold temperatures in the 2014 period.

Natural gas heating costs were up $801, or 13.2%, from a year ago due to a significant increase in consumption due to the extreme cold winter of 2014 compared to slightly warmer than average temperatures in the first quarter of 2013, partially offset by lower commodity rates.  For the first quarter 2014, our natural gas weighted average cost, including transportation of $3.00 per decatherm, was $7.70 per decatherm, compared to $7.92 per decatherm for the 2013 period, a 2.8% decrease.

Property insurance increased $2,061, or 176.0%, due primarily to $1,800 in self insured property losses in 2014 compared to $100 in 2013.  The 2014 losses were comprised of $986 in fire losses, primarily at two properties, and seventy-five properties experiencing $814 in losses due to pipe breaks caused by the extreme cold weather in all of our regions.

Real estate taxes increased $679, or 4.4%, primarily due to annual tax assessment increases, some of which are triggered by our investments in apartment upgrades and repositioning.  The Company continues to challenge tax assessments on existing properties and apply for tax incentive programs for newly developed properties where appropriate.

Snow removal costs were up $1,127, or 135.8%, due primarily to the Mid-Atlantic region experiencing significantly higher than normal snowfall and more numerous snow storms than in the 2013 period.

Property management general & administrative costs decreased $149, or 3.4%.  Despite increases in the number of apartment communities and units, the Company has been able to offset costs of growth due to its scalable operating platform, including efficiencies enabled by key application software investments.

General and administrative expenses increased in 2014 by $175, or 1.9%.  General and administrative expenses as a percentage of total revenues were 5.4% for both 2014 and 2013.

Interest expense decreased by $4,668, or 15.6%, in 2014 primarily as a result of paying off $212,000 in maturing loans on several Core Properties over the past year.  In addition, both 2013 Acquisition Communities were acquired without secured mortgage debt.  Refer to the information under the heading “Liquidity and Capital Resources” above for specific discussion of debt transactions impacting the average rate and overall interest expense.

Results of Operations (continued)

Depreciation and amortization expense increased $2,966, or 7.2%, due to the depreciation on the Acquisition Communities and the capital additions to the Core Properties and Redevelopment Property.

Other expenses of $8 in 2014 and $17 in 2013 are property acquisition costs of the Acquisition Communities.

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

Funds From Operations (continued)

The calculation of FFO, and FFO as adjusted, and reconciliation to GAAP net income attributable to common stockholders for the three months ended March 31, 2014 and 2013 are presented below (in thousands):

	Three Months
	2014	2013
Net income attributable to common stockholders	$45,791	$51,880
Real property depreciation and amortization	44,088	42,665
Noncontrolling interest	8,180	10,446
Gain on disposition of property	(31,306)	(40,359)
FFO – Basic and Diluted, as defined by NAREIT	66,753	64,632
Loss from early extinguishment of debt in connection with sale of real estate	802	1,416
FFO – Basic and Diluted, as adjusted by the Company	$67,555	$66,048
Weighted average common shares/units outstanding (1):
Basic	67,336.5	62,045.9
Diluted	67,850.3	62,752.6

(1)  Basic includes common stock outstanding plus UPREIT Units which can be converted into shares of common stock.  Diluted includes additional common stock equivalents.

All REITs may not be using the same definition for FFO.  Accordingly, the above presentation may not be comparable to other similarly titled measures of FFO of other REITs.

Debt Covenants

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

Dividends and Distributions

On April 29, 2014, the Board of Directors declared a dividend of $0.73 per share on the Company’s common stock and approved a distribution of $0.73 per UPREIT Unit for the quarter ended March 31, 2014.  This is the equivalent of an annual dividend/distribution of $2.92 per share/unit.  The dividend and distribution are payable May 23, 2014, to stockholders and unitholders of record on May 12, 2014.

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

ITEM 3.                        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s primary market risk exposure is interest rate risk.  The Company’s debt is summarized as follows:

	March 31, 2014				December 31, 2013
	Amount (Millions)	Weighted- Average Maturity Years	Weighted- Average Interest Rate	Percent of Total	Amount (Millions)	Weighted- Average Maturity Years	Weighted- Average Interest Rate	Percent of Total
Fixed rate secured debt	$1,701	4.23	5.21%	72.3%	$1,731	4.42	5.21%	70.5%

Variable rate secured debt	24	3.01	2.90%	1.0%	83	3.08	3.02%	3.4%

Fixed rate unsecured debt(a)	450	5.00	2.96%	19.1%	450	5.24	2.96%	18.2%

Variable rate unsecured debt	179	3.39	1.19%	7.6%	193	3.63	1.19%	7.9%

Total	$2,354	4.30	4.45%	100.0%	$2,457	4.46	4.41%	100.0%

(a)       Includes $250 million of variable rate debt that the one-month LIBOR was swapped to a fixed rate of 0.685% at March 31, 2014 and December 31, 2013.

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

At March 31, 2014 and December 31, 2013, the fair value of the Company’s total debt, including the unsecured notes payable and line of credit, amounted to a liability of $2.47 billion and $2.55 billion, respectively, compared to its carrying amount of $2.35 billion and $2.46 billion, respectively.  The Company estimates that a 100 basis point increase in market interest rates at March 31, 2014 would have changed the fair value of the Company’s total debt to a liability of $2.38 billion and would result in $2.0 million higher interest expense on the variable rate debt on an annualized basis.

The Company intends to continuously monitor and actively manage interest costs on its variable rate debt portfolio and may enter into swap positions based upon market fluctuations.  Accordingly, the cost of obtaining such interest rate protection agreements in relation to the Company’s access to capital markets will continue to be evaluated.  The Company has not, and does not plan to, enter into any derivative financial instruments for trading or speculative purposes.  In addition, the Company believes that it has the ability to obtain funds through additional debt and equity offerings and the issuance of UPREIT Units for property acquisitions.  As of March 31, 2014, the Company had no other material exposure to market risk.

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

The principal executive officer and principal financial officer evaluated, as of March 31, 2014, the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) and have determined that such disclosure controls and procedures are effective.

There have been no changes in the internal controls over financial reporting identified in connection with that evaluation, or that occurred during the first quarter of the year ending December 31, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A.               RISK FACTORS

Refer to the Risk Factors disclosure in the Company’s Form 10-K for the year ended December 31, 2013.  There have been no material changes in these risk factors during the three months ended March 31, 2014 and through the date of this report.

ITEM 2.                        UNREGISTERED SALES OF EQUITY SECURITIES; USE OF PROCEEDS FROM REGISTERED SECURITIES

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

The Company has a stock repurchase program, approved by its Board of Directors (the “Board”), under which it may repurchase shares of its common stock or UPREIT Units (the “Company Program”).  The shares and units may be repurchased through open market or privately negotiated transactions at the discretion of Company management.  The Board’s action did not establish a specific target stock price or a specific timetable for share repurchase.  At March 31, 2014, the Company had authorization to repurchase 2,291,160 shares of common stock and UPREIT Units under the Company Program.  During the three months ended March 31, 2014, the Company did not repurchase any shares under the Company Program.  The last year where the Company repurchased any shares under the program was 2008.

Participants in the Company’s Stock Benefit Plan can use common stock of the Company that they already own to pay: 1) all or a portion of the exercise price payable to the Company upon the exercise of an option; and 2) the taxes associated with option exercises and the vesting of restricted stock awards.  In such event, the common stock used to pay the exercise price or taxes is returned to authorized but unissued status, and for purposes of this table is deemed to have been repurchased by the Company, but does not represent repurchases under the Company Program.

The following table summarizes the total number of shares (units) repurchased by the Company during the quarter ended March 31, 2014:

	Total	Average	Maximum shares/units
	shares/units	price per	available under the
Period	Purchased (1)(2)	share/unit	Company Program
Balance December 31, 2013:			2,291,160
January 1 to 31, 2014	3,075	$ 54.17	2,291,160
February 1 to 28, 2014	3,057	58.39	2,291,160
March 1 to 31, 2014	2,317	59.97	2,291,160
Balance March 31, 2014:	8,449	$ 57.29	2,291,160

(1)       1,638 shares of common stock already owned by option holders were used by those holders to pay the exercise price associated with their option exercise; and 188 and 5,944 shares of common stock already owned by restricted stock award and restricted stock unitholders, respectively, were used by those holders to pay the taxes associated with their award vesting;

(2)       The Company repurchased 679 shares of common stock through share repurchases by the transfer agent in the open market in connection with the Company’s 401(k) Savings Plan employee deferral and Company matching elections.

ITEM 3.                        DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                        MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.                        OTHER INFORMATION

None.

ITEM 6.                        EXHIBITS – See Exhibit Index below.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOME PROPERTIES, INC.
(Registrant)

Date:	May 2, 2014

By:	/s/ Edward J. Pettinella
Edward J. Pettinella
President and Chief Executive Officer

Date:	May 2, 2014

By:	/s/ David P. Gardner
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

Exhibit
Number	Exhibit	Location

3.1	Third Amended and Restated Bylaws of Home Properties, Inc. adopted February 1, 2014	Incorporated by reference to the Form 8-K filed by Home Properties, Inc. on February 2, 2014

10.1	Home Properties, Inc. 2011 Stock Benefit Plan 2014 Restricted Stock Master Agreement and form of Award Certificate*	Incorporated by reference to the Form 8-K filed by Home Properties, Inc. on February 13, 2014

31.1	Section 302 Certification of Chief Executive Officer	Filed herewith

31.2	Section 302 Certification of Chief Financial Officer	Filed herewith

32.1	Section 906 Certification of Chief Executive Officer	Furnished herewith

32.2	Section 906 Certification of Chief Financial Officer	Furnished herewith

101

XBRL (eXtensible Business Reporting Language). The following materials from the Home Properties, Inc. Quarterly Report on Form 10-Q for the period ended March 31, 2014, formatted in XBRL: (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of comprehensive income, (iv) consolidated statements of equity, (v) consolidated statements of cash flows and (vi) notes to consolidated financial statements. As provided in Rule 406T of Regulation S-T, this information is filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

Filed herewith

*Management contract or compensatory plan or arrangement.