Form 10-Q
period 2014-06-30
HOME PROPERTIES INC
filed 2014-08-01
CIK 923118

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes    ☐        No    ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding at July 23, 2014
$.01 par value	57,343,907

HOME PROPERTIES, INC.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

HOME PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS

JUNE 30, 2014 AND DECEMBER 31, 2013

(Dollars in thousands, except per share data)

(Unaudited)

	June 30,	December 31,
ASSETS	2014	2013
Real estate:
Land	$ 812,204	$ 786,868
Land held for sale	13,734	-
Construction in progress	136,957	187,976
Buildings, improvements and equipment	4,680,578	4,645,921
	5,643,473	5,620,765
Less: accumulated depreciation	(1,303,082)	(1,243,243)
Real estate, net	4,340,391	4,377,522
Cash and cash equivalents	9,382	9,853
Cash in escrows	26,451	23,738
Accounts receivable, net	12,973	14,937
Prepaid expenses	11,264	22,089
Deferred charges, net	10,281	11,945
Other assets	3,484	7,793

Total assets	$ 4,414,226	$4,467,877

LIABILITIES AND EQUITY
Mortgage notes payable	$ 1,675,731	$1,814,217
Unsecured notes payable	450,000	450,000
Unsecured line of credit	282,500	193,000
Accounts payable	28,919	27,540
Accrued interest payable	7,757	8,392
Accrued expenses and other liabilities	33,817	33,936
Security deposits	18,930	18,479
Total liabilities	2,497,654	2,545,564
Commitments and contingencies
Equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $0.01 par value; 160,000,000 and 80,000,000 shares authorized with 57,330,625 and 56,961,646 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	573	570
Excess stock, $0.01 par value; 10,000,000 shares authorized; no shares issued or outstanding	-	-
Additional paid-in capital	2,024,657	2,007,300
Distributions in excess of accumulated earnings	(395,600)	(380,168)
Accumulated other comprehensive income	(1,270)	1,551
Total common stockholders’ equity	1,628,360	1,629,253
Noncontrolling interest	288,212	293,060
Total equity	1,916,572	1,922,313

Total liabilities and equity	$ 4,414,226	$4,467,877

The accompanying notes are an integral part of these consolidated financial statements.

HOME PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

 (Dollars in thousands, except per share data)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Revenues:
Rental income	$155,022	$149,313	$307,375	$296,607
Property other income	13,170	12,828	28,730	27,008
Other income	179	215	321	464
Total revenues	168,371	162,356	336,426	324,079

Expenses:
Operating and maintenance	60,302	57,942	126,761	118,000
General and administrative	7,127	7,337	16,384	16,420
Interest	25,196	28,690	50,523	58,685
Depreciation and amortization	45,167	42,002	89,546	83,414
Other expenses	274	16	282	32
Impairment and other charges	3,842	-	3,842	-
Total expenses	141,908	135,987	287,338	276,551

Income from continuing operations	26,463	26,369	49,088	47,528

Discontinued operations:
Income from discontinued operations	-	1,385	40	2,193
Gain on disposition of property	-	4,645	31,306	45,004
Discontinued operations	-	6,030	31,346	47,197
Net income	26,463	32,399	80,434	94,725

Net income attributable to noncontrolling interest	(3,994)	(5,363)	(12,174)	(15,809)
Net income attributable to common stockholders	$ 22,469	$ 27,036	$ 68,260	$ 78,916

Basic earnings per share:
Income from continuing operations	$ 0.39	$ 0.42	$ 0.73	$ 0.76
Discontinued operations	-	0.10	0.46	0.76
Net income attributable to common stockholders	$ 0.39	$ 0.52	$ 1.19	$ 1.52

Diluted earnings per share:
Income from continuing operations	$ 0.39	$ 0.42	$ 0.72	$ 0.75
Discontinued operations	-	0.09	0.46	0.75
Net income attributable to common stockholders	$ 0.39	$ 0.51	$ 1.18	$ 1.50

Weighted average number of shares outstanding:
Basic	57,247,851	52,299,385	57,162,306	51,954,626
Diluted	57,795,142	52,921,955	57,660,163	52,581,451

The accompanying notes are an integral part of these consolidated financial statements.

HOME PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013

Net income	$ 26,463	$ 32,399	$ 80,434	$ 94,725
Other comprehensive income (loss):
Unrealized gain (loss) on interest rate swap agreements	(2,429)	2,778	(3,324)	2,989
Other comprehensive income (loss)	(2,429)	2,778	(3,324)	2,989
Comprehensive income	24,034	35,177	77,110	97,714
Net income attributable to noncontrolling interest	(3,994)	(5,363)	(12,174)	(15,809)
Other comprehensive (income) loss attributable to noncontrolling interest	367	(460)	503	(495)
Comprehensive income attributable to common stockholders	$ 20,407	$ 29,354	$ 65,439	$ 81,410

The accompanying notes are an integral part of these consolidated financial statements.

HOME PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND THE YEAR ENDED DECEMBER 31, 2013

(Dollars in thousands)

(Unaudited)

				Distributions	Accumulated
			Additional	in Excess of	Other	Non-
	Common Stock		Paid-In	Accumulated	Comprehensive	controlling
	Shares	Amount	Capital	Earnings	Income (Loss)	Interest	Total
Balance, January 1, 2013	51,508,142	$515	$1,709,919	$(388,397)	$ (1,069)	$267,299	$1,588,267
Net income	-	-	-	160,873	-	30,706	191,579
Unrealized gain (loss) on interest rate swap agreements	-	-	-	-	2,620	516	3,136
Issuance of common stock, net	902,934	9	47,477	-	-	-	47,486
Issuance of common stock through public offering, net	4,427,500	44	267,589	-	-	-	267,633
Stock-based compensation	3,137	-	9,055	-	-	-	9,055
Repurchase of common stock	(48,484)	-	(3,133)	-	-	-	(3,133)
Conversion of UPREIT Units for common stock	168,417	2	4,493	-	-	(4,495)	0
Adjustment of noncontrolling interest	-	-	(28,100)	-	-	28,100	0
Dividends and distributions declared	-	-	-	(152,644)	-	(29,066)	(181,710)
Balance, December 31, 2013	56,961,646	$570	$2,007,300	$(380,168)	$ 1,551	$293,060	$1,922,313
Net income	-	-	-	68,260	-	12,174	80,434
Unrealized gain (loss) on interest rate swap agreements	-	-	-	-	(2,821)	(503)	(3,324)
Issuance of common stock, net	329,518	3	11,707	-	-	-	11,710
Stock-based compensation	5,318	-	7,221	-	-	-	7,221
Repurchase of common stock	(52,023)	(1)	(3,177)	-	-	-	(3,178)
Conversion of UPREIT Units for common stock	86,166	1	2,456	-	-	(2,457)	0
Adjustment of noncontrolling interest	-	-	(850)	-	-	850	0
Dividends and distributions declared	-	-	-	(83,692)	-	(14,912)	(98,604)
Balance, June 30, 2014	57,330,625	$573	$2,024,657	$(395,600)	$(1,270)	$288,212	$1,916,572

The accompanying notes are an integral part of these consolidated financial statements.

HOME PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013

(Dollars in thousands)

(Unaudited)

	2014	2013
Cash flows from operating activities:
Net income	$80,434	$94,725
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	91,551	87,965
Impairment and other charges	3,842	-
Gain on disposition of property	(31,306)	(45,004)
Stock-based compensation	7,221	6,455
Changes in assets and liabilities:
Cash in escrows, net	(3,487)	(3,385)
Other assets	13,091	9,634
Accounts payable and accrued liabilities	(1,350)	243
Total adjustments	79,562	55,908
Net cash provided by operating activities	159,996	150,633

Cash flows from investing activities:
Deposits on real estate acquisitions	(200)	-
Purchase of properties	(45,106)	-
Purchase of land for development	-	(28,088)
Capital improvements to properties including redevelopment	(58,038)	(63,290)
Additions to construction in progress	(24,551)	(32,601)
Additions to predevelopment	-	(227)
Proceeds from sale of properties, net	106,273	120,636
Proceeds from insurance for property losses	88	-
Withdrawals from (additions to) cash held in escrow, net	(90)	1,452
Net cash used in investing activities	(21,624)	(2,118)

Cash flows from financing activities:
Proceeds from sale of common stock, net	11,710	44,694
Repurchase of common stock	(3,178)	(3,001)
Scheduled payments of mortgage notes payable	(15,796)	(17,491)
Payoff mortgage notes payable	(122,690)	(201,020)
Proceeds from unsecured note payable	-	25,000
Proceeds from unsecured line of credit	299,000	404,000
Payments on unsecured line of credit	(209,500)	(325,500)
Additions to cash held in escrow, net	-	(10)
Dividends and distributions	(98,389)	(87,433)
Net cash used in financing activities	(138,843)	(160,761)

Net decrease in cash and cash equivalents	(471)	(12,246)
Cash and cash equivalents:
Beginning of year	9,853	21,092
End of period	$9,382	$8,846

Supplemental disclosure:
Interest capitalized	$4,335	$3,349
Supplemental disclosure of non-cash investing and financing activities:
Exchange of UPREIT Units for common shares	2,457	2,382
Transfers of construction in progress to land, buildings, improvements and equipment	60,781	111
Transfers of construction in progress to land held for sale	15,300	-
Capital improvements to properties and construction in progress included in accounts payable	8,504	8,558

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

The Company conducts its business through Home Properties, L.P. (the “Operating Partnership”), a New York limited partnership.  As of June 30, 2014, the Company owned and operated 120 apartment communities with 41,950 apartments.

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

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and its ownership of 85.0% of the limited partnership units in the Operating Partnership (“UPREIT Units”) at June 30, 2014 (84.8% at December 31, 2013).  The remaining 15.0% is included as noncontrolling interest in these consolidated financial statements at June 30, 2014 (15.2% at December 31, 2013).  The Company periodically adjusts the carrying value of noncontrolling interest to reflect its share of the book value of the Operating Partnership.  Such adjustments are recorded to additional paid in capital as a reallocation of noncontrolling interest in the accompanying consolidated statements of equity.  The Company owns a 1.0% general partner interest in the Operating Partnership and the remainder indirectly as a limited partner through its wholly owned subsidiary, Home Properties I, LLC, which owns 100% of Home Properties Trust, which is the limited partner.  Home Properties Trust was formed in September 1997, as a Maryland real estate trust and as a qualified REIT subsidiary (“QRS”), and owns the Company’s share of the limited partner interests in the Operating Partnership.

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

On May 28, 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”).  ASU 2014-09 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services.  In adopting ASU 2014-09, companies may use either a full retrospective or a modified retrospective approach.  Additionally, this guidance requires improved disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.  ASU 2014-09 is effective for the first interim period within annual reporting periods beginning after December 15, 2016, and early adoption is not permitted.  The Company is currently assessing the potential impact that the adoption of this guidance will have on its financial position and results of operations.

3                 ACQUISITIONS

On June 19, 2014, the Company acquired The Preserve at Milltown, a 376 unit apartment community located in Downingtown, Pennsylvania for a total purchase price of $45,000.  In connection with this acquisition, closing costs of $274 were incurred and are included in other expenses for the second quarter of 2014.

4                 DEVELOPMENT

Land Held for Sale

During the second quarter of 2014, the Board of Directors of the Company approved a strategic decision to discontinue the Company’s new development operations.  Development activities will be limited to the development of the two new apartment communities currently under construction:  Eleven55 Ripley in Silver Spring, MD and The Courts at Spring Mill Station in Conshohocken, PA.  No additional new apartment communities will be started.  Land parcels that will not be developed and are being marketed for sale have been reclassified as land held for sale as of June 30, 2014.

It is the Company’s policy to perform a quarterly review of its long-lived assets for impairment when, in accordance with the authoritative guidance for the accounting for the impairment or disposal of long-lived assets, there is an event or change in circumstances that indicates an impairment in value.  An asset is considered impaired when the carrying amounts exceed the estimated selling proceeds less the costs to sell.  Management has reviewed its land held for future development and recorded impairment losses to reduce the carrying amounts of the assets to the estimated selling proceeds less the costs to sell.  As of June 30, 2014, the Company has $13,734 recorded as land held for sale.  During the three month period ended June 30, 2014, the Company recognized impairment and other charges in the amount of $3,842 in connection with the decision to discontinue new development.

Severance Costs

The Company expects to incur severance charges in connection with the elimination of development positions in the amount of $1,800.  Severance costs include severance, a stay bonus and unamortized equity compensation.  Employees will be required to fulfill specific service requirements in order to earn the severance compensation.  Severance expense will be recorded ratably over the requisite service period during the third and fourth quarters of 2014 and the first quarter of 2015.

HOME PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

4                 DEVELOPMENT (continued)

Redevelopment

The Company has one project under redevelopment.  Arbor Park, located in Alexandria, Virginia, has 851 garden apartments in fifty-two buildings built in 1967.  The Company is part way through a project to extensively renovate all of the units over several years on a building by building basis.  As of June 30, 2014, there were four buildings with 57 units under renovation and forty-one buildings with 674 units completed and 560 of those units occupied.  As of June 30, 2014, the Company has incurred costs of $25,122 for the renovation which is included in buildings, improvements and equipment.  The entire project is expected to be completed in 2015.

Development

During the fourth quarter of 2011, the Company started construction on Eleven55 Ripley, located in Silver Spring, Maryland, consisting of two buildings, a 21 story high-rise and a 5 story mid-rise, for a total of 379 apartment units.  Initial occupancy occurred in the fourth quarter of 2013.  As of June 30, 2014, 122 apartment units were occupied and $29,616 was placed into service and included in buildings, improvements and equipment.  Construction is expected to be completed in the third quarter of 2014.  The construction in progress for this development was $79,482 as of June 30, 2014.

During the second quarter of 2012, the Company started construction on The Courts at Spring Mill Station, located in Conshohocken, Pennsylvania, a suburb of Philadelphia. The combination donut/podium style project, consisting of two buildings, will have a total of 385 apartment units.  Construction is expected to be completed in the first quarter of 2015 with initial occupancy in the third quarter of 2014.  The construction in progress for this development was $57,475 as of June 30, 2014.

5                 MORTGAGE NOTES PAYABLE

The Company’s mortgage notes payable are summarized as follows:

	2014	2013
Fixed rate mortgage notes payable	$1,651,709	$1,731,177
Variable rate mortgage notes payable	24,022	83,040
Mortgage notes payable	$1,675,731	$1,814,217

During the six months ended June 30, 2014, the Company repaid $138,486 of mortgage loans of which $64,218 were paid off at or before maturity, $58,472 related to a property sale more fully described in Note 12, and $15,796 were scheduled payments.  During the six months ended June 30, 2014, the Company recognized prepayment penalties of $687 on debt extinguishments of which $102 are included in interest expense and $585 are included in discontinued operations and were incurred in connection with the sale of property.

The mortgage notes payable outstanding as of June 30, 2014 mature at various dates from 2014 through 2029, with a weighted average remaining term of approximately four years.  The weighted average interest rate of the Company’s fixed rate notes was 5.21% at June 30, 2014 and December 31, 2013.  The weighted average interest rate of the Company’s variable rate notes was 2.90% and 3.02% at June 30, 2014 and December 31, 2013, respectively.

HOME PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

6                 UNSECURED NOTES PAYABLE

Unsecured Term Loan

In December 2011, the Company entered into a five-year unsecured term loan for $250,000 with M&T Bank as lead bank, and ten other participating lenders, which was set to mature on December 8, 2016.  On August 19, 2013, the Company amended the loan agreement to extend the maturity date to August 18, 2018.  No other changes were made to the terms of the unsecured term loan.  The loan bears monthly interest at a variable rate based on LIBOR, plus a spread from 1.00% to 2.00% based on the Company’s leverage ratio. The unsecured term loan has covenants that align with the unsecured line of credit facility described in Note 7.  The Company was in compliance with these financial covenants for all periods presented.

On July 19, 2012, the Company entered into two interest rate swap agreements that effectively convert the variable LIBOR portion of this loan to a fixed rate of 0.685% through December 7, 2016.  On November 4, 2013, the Company entered into three additional interest rate swap agreements that effectively convert the variable LIBOR portion of this loan to a fixed rate of 2.604% for the period of December 8, 2016 through August 18, 2018.  The interest rate swap agreements are more fully described in Note 9.  As of June 30, 2014, based on the Company’s leverage ratio, the spread was 1.00%, and the one-month LIBOR was swapped at 0.685%; resulting in an effective rate of 1.685% for the Company.

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

HOME PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

7                 UNSECURED LINE OF CREDIT

On August 19, 2013, the Company entered into a First Amendment to the Amended and Restated Credit Agreement (the “Credit Agreement”), which provides for a $450,000 revolving credit facility with an initial maturity date of August 18, 2017 and a one-year extension at the Company’s option.  The Credit Agreement amended the Company’s prior $275,000 facility, which was scheduled to expire on December 8, 2015, not including a one-year extension at the Company’s option.  The Credit Agreement is with M&T Bank and U.S. Bank National Association as joint lead arrangers, M&T Bank as administrative agent and nine other commercial banks as participants.  The Company had $282,500 outstanding under the credit facility as of June 30, 2014.  Borrowings under the line of credit bear interest at a variable rate based on LIBOR, plus a spread from 1.00% to 2.00% based on the Company’s leverage ratio.  As of June 30, 2014, based on the Company’s leverage ratio, the spread was 1.00%, and the one-month LIBOR was 0.19%; resulting in an effective rate of 1.19% for the Company.

The Credit Agreement requires the Company to maintain certain financial ratios and measurements including a limitation on outstanding indebtedness and a minimum interest coverage ratio.  The Company was in compliance with these financial covenants for all periods presented.

The Credit Agreement also provides the ability to issue up to $20,000 in letters of credit.  While the issuance of letters of credit does not increase borrowings outstanding under the line of credit, it does reduce the amount available.  At June 30, 2014, the Company had outstanding letters of credit of $5,237 and the amount available on the credit facility was $162,263.

HOME PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

8                 FAIR VALUE OF FINANCIAL INSTRUMENTS AND REAL ESTATE ASSETS

Financial Instruments Carried at Fair Value

The fair value of interest rate swaps, which are more fully described in Note 9, are determined using the market standard of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts).  The variable cash payments (or receipts) are based on an expectation of future interest rate forward curves derived from observable market interest rate curves (level 2 inputs, as defined by the authoritative guidance).  The Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements.  The Company has determined that the significant inputs used in this model are observable in active markets, therefore considers the interest rate swap liability valuation of $1,484 at June 30, 2014 and the asset valuation of $1,840 at December 31, 2013 as level 2 classifications within the fair value hierarchy.

Real Estate Assets Carried at Fair Value

The Company has real estate assets that are required to be recorded at fair value on a nonrecurring basis when certain circumstances occur.  During the three months ended June 30, 2014, in connection with the decision to discontinue new property development, the Company recorded impairment and other charges of $3,842 on land parcels previously held for future development.  These impairment charges are reported in impairment and other charges in the consolidated statements of operations.  The land impairment charges reflect the excess of the carrying amounts over the estimated selling proceeds less the costs to sell the land parcels using sales comparisons.  The Company has determined that the significant inputs used in this model are unobservable in active markets, therefore considers the land held for sale valuation of $13,734 at June 30, 2014 as a level 3 classification within the fair value hierarchy.

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

The Company determined the fair value of its mortgage notes payable, unsecured term loan, unsecured senior notes and unsecured line of credit facility using a discounted future cash flow technique that incorporates observable market-based inputs, including a market interest yield curve with adjustments for duration, loan to value (level 2 inputs), and risk profile (level 3 inputs).  In determining the market interest yield curve, the Company considered its investment grade credit ratings (level 2 inputs).  The Company has determined that the significant inputs used in this model are observable in active markets, therefore considers the valuation classified as level 2 of the fair value hierarchy.  At June 30, 2014 and December 31, 2013, the fair value of the Company’s total debt, consisting of the mortgage notes, the unsecured term loan, unsecured senior notes and unsecured line of credit, amounted to a liability of $2,524,235 and $2,552,145, respectively, compared to its carrying amount of $2,408,231 and $2,457,217, respectively.

HOME PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

9                                         DERIVATIVE AND HEDGING ACTIVITIES

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

As of June 30, 2014, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

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

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the balance sheets as of June 30, 2014 and December 31, 2013:

Fair Value of Derivative Instruments
	Asset Derivatives			Liability Derivatives
	Balance	Fair Value at		Balance	Fair Value at
	Sheet Location	6/30/2014	12/31/2013	Sheet Location	6/30/2014	12/31/2013
Interest Rate Swap	Other Assets	$-	$1,840	Other Liabilities	$1,484	$-

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in accumulated other comprehensive income and are subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.  During 2014 and 2013, such derivatives were used to hedge the variable cash flows associated with certain variable-rate debt.  The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings.  During the three and six months ended June 30, 2014 and 2013, the Company did not record any hedge ineffectiveness.

HOME PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

9                                         DERIVATIVE AND HEDGING ACTIVITIES (continued)

Cash Flow Hedges of Interest Rate Risk (continued)

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt.  The Company estimates that an additional $1,169 will be reclassified from accumulated other comprehensive income as an increase to interest expense over the next twelve months.

The table below details the location in the financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges for the three and six months ended June 30, 2014 and 2013, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Amount of gain (loss) recognized in accumulated other comprehensive income on interest rate derivatives (effective portion)	$(2,744)	$2,502	$(3,950)	$2,442

Amount of gain (loss) reclassified from accumulated other comprehensive income into income as interest expense (effective portion)	$(315)	$(275)	$(626)	$(547)

Amount of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	$-	$-	$-	$-

Disclosure of Offsetting Derivatives

As of June 30, 2014 and December 31, 2013, the gross amount of derivative assets classified on the balance sheet in other assets was $0 and $1,840, respectively.  As of June 30, 2014 and December 31, 2013, the gross amount of derivative liabilities classified on the balance sheet in accrued expenses and other liabilities was $1,484 and $0, respectively.  The Company does not have any derivative instruments offset on the balance sheet or subject to master netting arrangements or similar agreements.

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

As of June 30, 2014, the Company had no derivatives in a net liability position, has not posted any collateral related to these agreements and was not in breach of any agreement provisions.

HOME PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

10                                  STOCKHOLDERS’ EQUITY

Common Stock

On April 29, 2014, the stockholders of the Company approved an amendment to the Company’s Articles of Amendment and Restatement of the Articles of Incorporation, as amended, to increase the number of authorized shares of the Company’s Common Stock, par value $.01 per share, from 80,000,000 shares to 160,000,000 shares.

At-The-Market Equity Offering Program

On May 14, 2012, the Company initiated an At-The-Market (“ATM”) equity offering program through which it is authorized to sell up to 4,400,000 shares of common stock from time to time in ATM offerings or negotiated transactions.  From inception through June 30, 2013, the Company issued 2,430,233 shares of common stock at an average price of $62.81 per share, for aggregate gross proceeds of $152,636 and aggregate net proceeds of $149,393 after deducting commissions and other transaction costs of $3,243.  As of June 30, 2014, 1,969,767 shares remain available under this ATM program.

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

Dividends and Distributions

On May 23, 2014, the Company paid a dividend in the amount of $0.73 per share of common stock to stockholders of record and a distribution of $0.73 per UPREIT Unit to unitholders of record as of the close of business on May 12, 2014.

Stock-based Compensation

On April 29, 2014, the stockholders of the Company approved an amendment to the Company’s 2011 Stock Benefit Plan (the “2011 Plan”) to increase the maximum number of shares of Common Stock which may be subject to awards issued under the 2011 Plan by 4,000,000 shares; and to provide that each full value award granted after April 29, 2014 will count as 5.45 shares available for issuance under the 2011 Plan.  As of June 30, 2014 there were 4,118,384 shares available for future grant of awards.  For additional information about the 2011 Plan, refer to Note 12 of the Company’s Form 10-K for the year ended December 31, 2013.

The Company’s Board of Directors has approved a performance-based equity program for administering awards under the Company’s 2011 Plan for the executive officers (the “2011 Executive Performance-Based Equity Program”).  It is a subplan of the 2011 Plan, approved by the stockholders at their 2011 Annual Meeting.  On February 11, 2014, awards in connection with the 2011 Executive Performance-Based Equity Program, with an estimated fair value of $4,642, were granted to executive officers of the Company.  Awards are in the form of restricted stock units with a service condition and three market conditions.  The measurement period for these awards began on January 1, 2014 and will end on December 31, 2016.  Expense attributed to the awards will be recognized based on the underlying vesting conditions of the awards, which substantially vest during the measurement period, taking into account retirement eligibility.  During the three and six months ended June 30, 2014, the Company recognized stock-based compensation expense of $192 and $4,043, respectively, for the February 11, 2014 awards.

HOME PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

10                                  STOCKHOLDERS’ EQUITY (continued)

Stock-based Compensation (continued)

On May 6, 2014, the Company granted awards of restricted stock under the 2011 Plan.  Restricted stock with an estimated fair value of $2,635 was granted to eligible employees of the Company and restricted stock with an estimated fair value of $700 was granted to directors.  The Company recognizes stock-based compensation cost as expense ratably on a straight-line basis over the requisite service period.  In determining the service period, the Company considers service requirements, the vesting period and retirement eligibility of the grantee.  During the three months ended June 30, 2014, the Company recognized stock-based compensation expense of $444 and $700 related to the May 6, 2014 restricted stock grants for employees and directors, respectively.

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

The reconciliation of basic and diluted earnings per share for the three and six months ended June 30, 2014 and 2013 is as follows:

	Three Months		Six Months
	2014	2013	2014	2013
Numerator:
Income from continuing operations	$26,463	$26,369	$49,088	$47,528
Less: Income from continuing operations attributable to noncontrolling interest	(3,994)	(4,365)	(7,423)	(7,911)
Income from continuing operations attributable to common stockholders	$22,469	$22,004	$41,665	$39,617

Discontinued operations	$-	$6,030	$31,346	$47,197
Less: Discontinued operations attributable to noncontrolling interest	-	(998)	(4,751)	(7,898)
Discontinued operations attributable to common stockholders	$-	$5,032	$26,595	$39,299

Denominator:
Basic weighted average number of common shares outstanding	57,247,851	52,299,385	57,162,306	51,954,626
Effect of dilutive stock options	385,151	514,318	370,076	527,372
Effect of restricted shares and restricted stock units	162,140	108,252	127,781	99,453
Diluted weighted average number of common shares outstanding	57,795,142	52,921,955	57,660,163	52,581,451

Earnings per common share:
Basic earnings per share:
Income from continuing operations	$0.39	$0.42	$0.73	$0.76
Discontinued operations	-	0.10	0.46	0.76
Net income attributable to common stockholders	$0.39	$0.52	$1.19	$1.52

HOME PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

10                                  STOCKHOLDERS’ EQUITY (continued)

	Three Months		Six Months
	2014	2013	2014	2013
Earnings Per Share (continued)

Diluted earnings per share:
Income from continuing operations	$0.39	$0.42	$0.72	$0.75
Discontinued operations	-	0.09	0.46	0.75
Net income attributable to common stockholders	$0.39	$0.51	$1.18	$1.50

Unexercised stock options to purchase 412,133 and 418,169 shares of the Company’s common stock for the three months ended June 30, 2014 and 2013, respectively, and 415,133 and 402,389 shares of the Company’s common stock for the six months ended June 30, 2014 and 2013, respectively, were not included in the computations of diluted EPS because the effects would be anti-dilutive.

11                                  SEGMENT REPORTING

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

HOME PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

11          SEGMENT REPORTING (continued)

The revenues and net operating income for each of the reportable segments are summarized as follows for the three and six months ended June 30, 2014 and 2013:

	Three Months		Six Months
	2014	2013	2014	2013
Revenues:
Core properties	$162,455	$158,682	$325,133	$316,937
Non-core properties	5,737	3,459	10,972	6,678
Reconciling items	179	215	321	464
Total revenues	$168,371	$162,356	$336,426	$324,079
Net operating income:
Core properties	$104,628	$101,997	$203,249	$201,418
Non-core properties	3,262	2,202	6,095	4,197
Reconciling items	179	215	321	464
Net operating income, including reconciling items	108,069	104,414	209,665	206,079
General and administrative expenses	(7,127)	(7,337)	(16,384)	(16,420)
Interest expense	(25,196)	(28,690)	(50,523)	(58,685)
Depreciation and amortization	(45,167)	(42,002)	(89,546)	(83,414)
Other expenses	(274)	(16)	(282)	(32)
Impairment and other charges	(3,842)	-	(3,842)	-
Income from continuing operations	$26,463	$26,369	$49,088	$47,528

The assets for each of the reportable segments are summarized as follows as of June 30, 2014 and December 31, 2013:

Assets	2014	2013
Apartment communities
Core properties	$3,926,511	$3,958,260
Non-core properties	413,880	419,262
Reconciling items	73,835	90,355
Total assets	$4,414,226	$4,467,877

12          DISPOSITION OF PROPERTY AND DISCONTINUED OPERATIONS

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

Included in discontinued operations for the three and six months ended June 30, 2014 are the operating results of one apartment community sold during the six months ended June 30, 2014 (the “2014 Disposed Community”).  Included in discontinued operations for the three and six months ended June 30, 2013 are the operating results of four apartment communities sold in separate transactions during the year ended December 31, 2013 (“2013 Disposed Communities”) and the 2014 Disposed Community.  For purposes of the discontinued operations presentation, the Company only includes interest expense and losses from early extinguishment of debt associated with specific mortgage indebtedness of the properties that are sold or held for sale.

HOME PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

12          DISPOSITION OF PROPERTY AND DISCONTINUED OPERATIONS (continued)

On February 26, 2014, the Company sold a property located in the Washington, D.C. region with a total of 864 units for $110,000. At closing, a $58,472 mortgage was repaid, prepayment penalties of $585 and closing costs of $3,326 were incurred for a net cash flow of $47,617.  A gain on sale of $31,306 was recorded in the first quarter of 2014 related to this sale.

The results of discontinued operations are summarized for the three and six months ended June 30, 2014 and 2013 as follows:

	Three Months		Six Months
	2014	2013	2014	2013
Revenues:
Rental income	$-	$4,505	$2,015	$11,357
Property other income	-	444	286	1,162
Total revenues	-	4,949	2,301	12,519
Expenses:
Operating and maintenance	-	1,769	892	4,395
Interest expense (1)	-	575	1,109	2,944
Depreciation and amortization	-	1,220	260	2,987
Total expenses	-	3,564	2,261	10,326
Income (loss) from discontinued operations	-	1,385	40	2,193
Gain on disposition of property	-	4,645	31,306	45,004
Discontinued operations	$-	$6,030	$31,346	$47,197

(1)             Includes debt extinguishment costs and other one-time costs of $802 and $1,416 incurred as a result of repaying property specific debt triggered upon sale for the six months ended June 30, 2014 and 2013, respectively.

13          COMMITMENTS AND CONTINGENCIES

Letters of Credit

As of June 30, 2014, the Company had issued $5,237 in letters of credit, which were provided under the Company’s $450,000 unsecured Credit Agreement.  The letters of credit were required to be issued under certain construction projects, workers’ compensation and health insurance policies.

Debt Covenants

The unsecured notes payable and unsecured Credit Agreement require the Company to maintain certain financial ratios and measurements including a limitation on outstanding indebtedness and a minimum interest coverage ratio. The Company was in compliance with these financial ratios for all periods presented.

Included in the Company’s consolidated balance sheet at June 30, 2014 are assets of its subsidiary Home Properties Fair Oaks, LLC, owner of The Courts at Fair Oaks, Fairfax County, VA, that are pledged as collateral for specific indebtedness and are not available to satisfy any other obligations of the Company.

Tax Protection Obligations

In connection with various UPREIT transactions, the Company agreed to maintain certain levels of nonrecourse debt for a period of 7 to 10 years associated with the contributed properties acquired.  In addition, the Company is restricted in its ability to sell certain contributed properties (6% of the owned portfolio at June 30, 2014) for a contract period of 7 to 10 years except through a tax deferred Internal Revenue Code Section 1031 like-kind exchange.  The remaining terms sale restrictions range from 3 months to 3 years.

HOME PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

13          COMMITMENTS AND CONTINGENCIES (continued)

Tax Credit Guarantee

For periods before October 13, 2010, the Company, through its general partnership interest in an affordable property limited partnership, had guaranteed certain low income housing tax credits to limited partners in this partnership through 2015 totaling approximately $3,000.  The Company’s general partner interest in this entity was sold on October 13, 2010.  The tax credit guarantee was reduced to a $3,000 secondary guarantee.  As of June 30, 2014, there were no known conditions that would make such payments necessary relating to the tax credit guarantee; therefore, no liability has been recorded in the financial statements.

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

14          SUBSEQUENT EVENTS

On July 30, 2014, the Board of Directors declared a dividend of $0.73 per share on the Company’s common stock and approved a distribution of $0.73 per UPREIT Unit for the quarter ended June 30, 2014.  The dividend and distribution are payable August 27, 2014, to stockholders and unitholders of record on August 13, 2014.

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

Liquidity and Capital Resources

General

The Company’s principal liquidity demands are expected to be distributions to the common stockholders and holders of UPREIT Units, capital improvements and repairs and maintenance for its properties, acquisition and completion of current development properties and debt repayments.  The Company may also acquire equity ownership in other public or private companies that own and manage portfolios of apartment communities.

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

On November 11, 2013, Moody’s Investors Service assigned a Baa2 issuer rating to the Company with a rating outlook of stable.  On July 1, 2014, Fitch, Inc. reaffirmed the Company’s corporate credit rating of “BBB” (Triple B).

Liquidity and Capital Resources (continued)

Cash Flow Summary

The Company’s cash flow activities for the six months ended June 30, 2014 and 2013, respectively, are summarized as follows (in millions):

Operating Cash Flow Activities	2014	2013
Net income	$80	$95
Non-cash adjustments to net income	71	49
Changes in operating assets and liabilities	9	7
Cash provided by operating activities	$160	$151

The Company’s cash flow from operating activities was $160 million in 2014 compared to $151 million in 2013.  The increase is primarily attributable to interest expense savings, primarily as a result of paying off maturing debt over the past year.

Investing Cash Flow Activities	2014	2013
Proceeds from sale of properties	$106	$121
Purchase of properties and land for development	(45)	(28)
Capital improvements to properties including redevelopment	(58)	(63)
Construction in progress and predevelopment costs	(25)	(33)
Other investing activities	-	1
Cash used in investing activities	$(22)	$(2)

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

Cash used in investing activities was $22 million during 2014.  In 2014, the Company raised $106 million in net proceeds from the sale of one property with 864 units.  The Company purchased one property with 376 units for $45 million.  Cash outflows for capital improvements and redevelopment were $55 million and $3 million, respectively.  Cash outflows for additions to construction in progress were $25 million which were primarily for the development of Eleven55 Ripley and The Courts at Spring Mill Station.

Cash used in investing activities was $2 million during 2013.  In 2013, the Company raised $121 million in net proceeds from the sale of three properties with 669 units.  These proceeds were partially used to fund the purchase of a land parcel for development for $28 million.  Cash outflows for capital improvements and redevelopment were $59 million and $4 million, respectively.  Cash outflows for additions to construction in progress were $33 million which were primarily for the development of Eleven55 Ripley and The Courts at Spring Mill Station.

Liquidity and Capital Resources (continued)

Cash Flow Summary (continued)

Financing Cash Flow Activities	2014	2013
Proceeds from equity issuance	$8	$42
Proceeds from unsecured debt	89	103
Secured debt repayments	(138)	(219)
Dividends and distributions	(98)	(87)
Cash used in financing activities	$(139)	$(161)

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

Cash used in financing activities totaled $139 million for 2014, comprised primarily of reducing secured indebtedness.  Proceeds raised through the sale of common stock from stock option exercises of $8 million, combined with net proceeds from the unsecured line of credit of $89 million were more than offset by scheduled payments on mortgages of $16 million, payoff of mortgages of $122 million and distributions paid to stockholders and UPREIT Unitholders of $98 million.

Cash used in financing activities totaled $161 million for 2013, comprised primarily of reducing secured indebtedness.  Proceeds raised through the sale of common stock under the ATM offering of $28 million and from stock option exercises of $14 million, combined with net proceeds from the unsecured line of credit of $79 million and proceeds from an unsecured note payable of $25 million were more than offset by scheduled payments on mortgages of $17 million, payoff of mortgages of $201 million and distributions paid to stockholders and UPREIT Unitholders of $87 million.

Unsecured Line of Credit

As of June 30, 2014, the Company had a $450 million unsecured line of credit agreement with M&T Bank and U.S. Bank National Association, as joint lead banks, and nine other participating commercial banks, with an initial maturity date of August 18, 2017 and a one-year extension, at the Company’s option.  The Company had $282.5 million outstanding under the credit facility on June 30, 2014.  The line of credit agreement provides the ability to issue up to $20 million in letters of credit.  While the issuance of letters of credit does not increase the borrowings outstanding under the line of credit, it does reduce the amount available.  At June 30, 2014, the Company had outstanding letters of credit of $5.2 million resulting in the amount available on the credit facility of $162.3 million.  Borrowings under the line of credit bear interest at a variable rate based on LIBOR, plus a spread from 1.00% to 2.00% based on the Company’s leverage ratio.  As of June 30, 2014, based on the Company’s leverage ratio, the LIBOR margin was 1.00%, and the one-month LIBOR was 0.19%; resulting in an effective rate of 1.19% for the Company.

The unsecured line of credit has not been used, nor is expected to be used in the future, for long-term financing but adds a certain amount of flexibility, especially in meeting the Company’s acquisition goals.  Many times it is easier to temporarily finance an acquisition, development or stock repurchases by short-term use of the line of credit, with long-term secured and unsecured financing or other sources of capital replenishing the line of credit availability.

Liquidity and Capital Resources (continued)

Unsecured Term Loans

On December 9, 2011, the Company entered into a $250 million five-year unsecured term loan with M&T Bank as lead bank, and ten other participating lenders, which was set to mature on December 8, 2016.  The term loan generated net proceeds of $248 million, after fees and closing costs, which were used to pay off an unsecured term loan, purchase an unencumbered property and acquire land for future development.  On August 19, 2013, the Company amended the term loan agreement to extend the maturity date to August 18, 2018.  No other changes were made to the terms of the unsecured term loan.  The loan bears monthly interest at a variable rate based on LIBOR, plus a spread from 1.00% to 2.00% based on the Company’s leverage ratio.  On July 19, 2012, the Company entered into two interest rate swap agreements with major financial institutions that effectively convert the variable LIBOR portion of this loan to a fixed rate of 0.685% through December 7, 2016.  On November 4, 2013, the Company entered into three additional interest rate swap agreements that effectively convert the variable LIBOR portion of this loan to a fixed rate of 2.604% for the period of December 8, 2016 through August 18, 2018.  As of June 30, 2014, based on the Company’s leverage ratio, the spread was 1.00%, and the swapped one-month LIBOR was 0.685%; resulting in an effective rate of 1.685% for the Company.  The loan has covenants that align with the unsecured line of credit facility.

On June 28, 2013, the Company entered into an unsecured loan agreement with M&T Bank with a September 30, 2013 maturity date.  The note had a maximum principal amount of $75 million with monthly interest at a variable rate based on LIBOR, plus a spread from 1.00% to 2.00% based on the Company’s leverage ratio.  On June 28, 2013, the Company borrowed $25 million which was repaid in its entirety on July 12, 2013.  Proceeds from this term loan were utilized to partially fund the repayment of secured debt.  On August 19, 2013, the loan commitment was terminated in connection with an amendment to the unsecured line of credit.

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

Indebtedness

As of June 30, 2014, the weighted average interest rate on the Company’s total indebtedness of $2.4 billion was 4.29% with staggered maturities ranging from 1 month to 14.5 years and averaging approximately 4 years.  Approximately 87% of total indebtedness is at fixed rates, including the $250 million unsecured term loan subject to interest rate swap agreements.  This limits the exposure to changes in interest rates, minimizing the effect of interest rate fluctuations on the Company’s results of operations and cash flows.

Liquidity and Capital Resources (continued)

Unencumbered Assets

The value of the unencumbered asset pool (unencumbered assets as a percent of total undepreciated assets) was 56% as of June 30, 2014 compared to 52% as of December 31, 2013.  Higher levels of unsecured assets add borrowing flexibility because more capacity is available for unsecured debt under the terms of the Company’s unsecured line of credit agreement, and/or for the issuance of additional unsecured senior notes.  It also permits the Company to place secured financing on unencumbered assets if desired.

UPREIT Units

The Company believes that the issuance of UPREIT Units for property acquisitions will continue to be a potential source of capital for the Company.  During 2013 and continuing through June 30, 2014, there were no UPREIT Units issued for property acquisitions.

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

Common Stock

On April 29, 2014, the stockholders of the Company approved an amendment to the Company’s Articles of Amendment and Restatement of the Articles of Incorporation, as amended, to increase the number of authorized shares of the Company’s Common Stock, par value $.01 per share, from 80,000,000 shares to 160,000,000 shares.

At-the-Market Equity Offering Program

On May 14, 2012, the Company filed a prospectus supplement with respect to an ATM equity offering program through which it is authorized to sell up to 4.4 million shares of common stock, from time to time in ATM offerings or negotiated transactions.  Through the second quarter of 2013, the Company issued 2,430,233 shares of common stock at an average price per share of $62.81, for aggregate gross proceeds of $152.6 million and aggregate net proceeds of $149.4 million after deducting commissions and other transaction costs of $3.2 million and as of June 30, 2014, approximately 2.0 million shares remain available.

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

Liquidity and Capital Resources (continued)

Stock Repurchase Program

In 1997, the Board approved a stock repurchase program under which the Company may repurchase shares of its common stock or UPREIT Units (“Company Program”).  The shares and units may be repurchased through open market or privately negotiated transactions at the discretion of Company management.  The Board’s action did not establish a target stock price or a specific timetable for repurchase.  There were no repurchases under the Company Program during 2013 and through June 30, 2014.  The remaining authorization level as of June 30, 2014 is 2.3 million shares.  The Company will continue to monitor stock prices relative to the NAV to determine the current best use of capital among our major uses of capital: stock buybacks, debt paydown to increase the unencumbered pool, acquisitions, rehabilitation and/or redevelopment of owned properties and development of new properties.

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

Property Development

Discontinuance of New Development

During the second quarter of 2014, the Company made a strategic decision to discontinue the Company’s business of developing new apartment communities.  The two projects currently under construction will be completed – Eleven55 Ripley in Silver Spring, MD and The Courts at Spring Mill Station in Conshohocken, PA.  No additional new apartment communities will be started.  Land parcels previously held for development will not be developed by the Company.  Impairment and other charges of $3.8 million were incurred in the second quarter of 2014 in connection with the decision to discontinue new property development.

The Company expects to incur severance charges in connection with the elimination of development positions in the amount of $1.8 million.  Severance costs include severance, a stay bonus and unamortized equity compensation.  Employees will be required to fulfill specific service requirements in order to earn the severance compensation.  Severance expense earned will be recorded ratably over the requisite service period during the third and fourth quarters of 2014 and the first quarter of 2015.

Current Construction Projects

Eleven55 Ripley, a 379 unit high rise development consisting of two buildings, a 21 story high-rise and a 5 story mid-rise, is located in Silver Spring, Maryland.  Construction commenced in the fourth quarter of 2011, and is expected to continue through the third quarter of 2014.  Initial occupancy occurred in the fourth quarter of 2013 with 167 of 351 available units leased or preleased as of June 30, 2014.  The construction in progress for this development was $79.5 million as of June 30, 2014 and the total estimated cost is $111 million.

The Courts at Spring Mill Station, a 385 unit development consisting of two buildings, being built in a combination donut/podium style, is located in Conshohocken, Pennsylvania.  Construction commenced in the second quarter of 2012, and is expected to continue through the first quarter of 2015 with initial occupancy in the third quarter of 2014.  The construction in progress for this development was $57.5 million as of June 30, 2014 and the total estimated cost is $89 million.

Property Development (continued)

Redevelopment

The Company has one project under redevelopment.  Arbor Park, located in Alexandria, Virginia, has 851 garden apartments in fifty-two buildings built in 1967.  The Company plans to extensively renovate all of the units over several years on a building by building basis.  As of June 30, 2014, there were four buildings with 57 units under renovation and forty-one buildings with 674 units completed and 560 of those units occupied, with rents in the renovated units averaging $1,690 compared to $1,363 for the existing non-renovated units.  As of June 30, 2014, the Company has incurred costs of $25 million for the renovation which is included in buildings, improvements and equipment.  The entire project is expected to be completed in 2015 for a total estimated cost of $32 million.

Contractual Obligations and Other Commitments

The primary obligations of the Company relate to its borrowings under the unsecured line of credit, unsecured notes and mortgage notes.  The Company’s line of credit matures in August 2017 (not including a one-year extension at the option of the Company), and had $282.5 million in loans and letters of credit totaling $5.2 million outstanding at June 30, 2014.  The $450 million in unsecured notes have maturities ranging from approximately 4 to 7.5 years.  The $1.7 billion in mortgage notes have varying maturities ranging from 1 month to 14.5 years.  The weighted average interest rate of the Company’s secured debt was 5.17% at June 30, 2014.  The weighted average interest rate on the Company’s total indebtedness of $2.4 billion at June 30, 2014 was 4.29%.

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

The Company estimates, that on an annual basis, $900 and $848 per apartment unit is spent on recurring capital expenditures in 2014 and 2013, respectively.  During the three months ended June 30, 2014 and 2013, approximately $225 and $212 per apartment unit, respectively, was estimated to be spent on recurring capital expenditures. For the six months ended June 30, 2014 and 2013, approximately $450 and $424 per apartment unit, respectively, was estimated to be spent on recurring capital expenditures.

Capital Improvements (continued)

The table below summarizes the actual total capital improvements incurred by major categories for the three and six months ended June 30, 2014 and 2013 and an estimate of the breakdown of total capital improvements by major categories between recurring, and non-recurring revenue generating, capital improvements for the three and six months ended June 30, 2014 as follows:

	For the three months ended June 30,
	2014						2013
			Non-		Total		Total
	Recurring	Per	Recurring	Per	Capital	Per	Capital	Per
	Cap Ex	Unit(a)	Cap Ex	Unit(a)	Improvements	Unit(a)	Improvements	Unit(a)
New buildings	$ -	$ -	$ 344	$ 9	$ 344	$ 9	$ 79	$ 2
Major building improvements	1,273	32	4,365	108	5,638	140	6,350	159
Roof replacements	384	9	874	22	1,258	31	1,614	40
Site improvements	927	23	5,995	148	6,922	171	4,194	105
Apartment upgrades	1,221	30	8,160	202	9,381	232	9,947	249
Appliances	1,591	40	-	-	1,591	40	1,655	41
Carpeting, flooring	2,587	64	544	13	3,131	77	3,236	81
HVAC, mechanicals	899	22	3,386	84	4,285	106	5,307	133
Miscellaneous	212	5	560	14	772	19	982	25

Total	$9,094	$ 225	$24,228	$600	$ 33,322	$ 825	$ 33,364	$ 835

(a)                   Calculated using the weighted average number of units owned, including 39,915 core units, 2013 acquisition units of 457, and 2014 acquisition units of 50 for the three months ended June 30, 2014.

	For the six months ended June 30,
	2014						2013
			Non-		Total		Total
	Recurring	Per	Recurring	Per	Capital	Per	Capital	Per
	Cap Ex	Unit(a)	Cap Ex	Unit(a)	Improvements	Unit(a)	Improvements	Unit(a)
New buildings	$ -	$ -	$ 503	$ 12	$ 503	$ 12	$ 253	$ 6
Major building improvements	2,545	63	6,342	157	8,887	220	10,929	274
Roof replacements	768	19	875	22	1,643	41	2,062	52
Site improvements	1,394	35	5,994	148	7,388	183	5,152	129
Apartment upgrades	3,064	76	14,210	352	17,274	428	17,981	450
Appliances	3,016	75	2	-	3,018	75	3,060	77
Carpeting, flooring	5,171	128	640	16	5,811	144	5,739	144
HVAC, mechanicals	1,798	44	6,015	149	7,813	193	7,524	189
Miscellaneous	424	10	1,121	28	1,545	38	2,107	53

Totals	$18,180	$450	$35,702	$884	$ 53,882	$1,334	$ 54,807	$1,374

(a)                   Calculated using the weighted average number of units owned, including 39,915 core units, 2013 acquisition units of 457, and 2014 acquisition units of 25 for the six months ended June 30, 2014.

Capital Improvements (continued)

The schedule below summarizes the breakdown of total capital improvements between core and non-core as follows:

	For the three months ended June 30,
	2014						2013
			Non-		Total		Total
	Recurring	Per	Recurring	Per	Capital	Per	Capital	Per
	Cap Ex	Unit(a)	Cap Ex	Unit(a)	Improvements	Unit(a)	Improvements	Unit(a)
Core Communities	$ 8,987	$225	$23,095	$ 579	$ 32,082	$ 804	$ 33,364	$ 835
2014 Acquisition Communities	4	80	-	-	4	80	-	-
2013 Acquisition Communities	103	225	1,133	2,480	1,236	2,705	-	-
Sub-total	9,094	225	24,228	600	33,322	825	33,364	835
2014 Disposed Communities	-	-	-	-	-	-	168	194
2013 Disposed Communities	-	-	-	-	-	-	133	368
Corporate office expenditures(b)	-	-	-	-	716	-	855	-

Total	$ 9,094	$225	$24,228	$ 600	$ 34,038	$ 825	$ 34,520	$ 818

(a)                   Calculated using the weighted average number of units owned, including 39,915 core units, 2013 acquisition units of 457, and 2014 acquisition units of 50 for the three months ended June 30, 2014; and 39,915 core units, 2013 disposed units of 361, and 2014 disposed units of 864 for the three months ended June 30, 2013.

(b)                  No distinction is made between recurring and non-recurring expenditures for corporate office.  Corporate office expenditures include principally computer hardware, software, office furniture, fixtures and leasehold improvements.  Corporate office expenditures are excluded from per unit figures.

	For the six months ended June 30,
	2014						2013
			Non-		Total		Total
	Recurring	Per	Recurring	Per	Capital	Per	Capital	Per
	Cap Ex	Unit(a)	Cap Ex	Unit(a)	Improvements	Unit(a)	Improvements	Unit(a)
Core Communities	$17,970	$450	$34,048	$ 853	$ 52,018	$1,303	$ 54,807	$1,373
2014 Acquisition Communities	4	160	-	-	4	160	-	-
2013 Acquisition Communities	206	450	1,654	3,620	1,860	4,070	-	-
Sub-total	18,180	450	35,702	884	53,882	1,334	54,807	1,373
2014 Disposed Communities	45	165	-	-	45	165	395	457
2013 Disposed Communities	-	-	-	-	-	-	310	459
Corporate office expenditures(b)	-	-	-	-	1,079	-	1,166	-

Totals	$18,225	$450	$35,702	$ 884	$ 55,006	$1,324	$ 56,678	$1,339

(a)                   Calculated using the weighted average number of units owned, including 39,915 core units, 2013 acquisition units of 457, 2014 acquisition units of 25, and 2014 disposed units of 272 for 2014; and 39,915 core units, 2013 disposed units of 675, and 2014 disposed units of 864 for 2013.

(b)                  No distinction is made between recurring and non-recurring expenditures for corporate office.  Corporate office expenditures include principally computer hardware, software, office furniture, fixtures and leasehold improvements.  Corporate office expenditures are excluded from per unit figures.

Results of Operations (dollars in thousands, except unit and per unit data)

Net operating income (“NOI”) falls within the definition of “non-GAAP financial measure” set forth in Item 10(e) of Regulation S-K and, as a result, the Company is required to include in this report a statement disclosing the reasons why management believes that presentation of this measure provides useful information to investors.  The Company believes that NOI is helpful to investors as a supplemental measure of the operating performance of a real estate company because it is a direct measure of the actual operating results of the Company’s apartment communities.  In addition, the apartment communities are valued and sold in the market by using a multiple of NOI.  The Company uses this measure to compare its performance to that of its peer group.  For a reconciliation of NOI to income from continuing operations, please refer to Note 11 to Consolidated Financial Statements of this Form 10-Q.

Summary of Core Properties

The Company had 115 apartment communities with 39,915 units which were owned during the three and six months ended June 30, 2014 and 2013 (the “Core Properties”).  The Company has one property with 851 units undergoing significant renovations that began in 2011; therefore, the operating results for 2014 are not comparable to 2013 due to those units being taken out of service during the redevelopment period (the “Redevelopment Property”).  The Company acquired two apartment communities with 457 units, placed into service another 90 units at one development community during 2013; and acquired one apartment community with 376 units and had another 261 units become available to rent at one development community during 2014 (the “Acquisition Communities”).  The inclusion of these acquired and developed communities generally accounted for the significant changes in operating results for the three and six months ended June 30, 2014 as compared to the operating results for the three and six months ended June 30, 2013.

A summary of the net operating income for Core Properties is as follows:

	Three Months				Six Months
	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
Rent	$149,637	$146,096	$3,541	2.4%	$297,064	$290,438	$6,626	2.3%
Utility recovery revenue	5,454	5,284	170	3.2%	13,770	12,433	1,337	10.8%
Rent including recoveries	155,091	151,380	3,711	2.5%	310,834	302,871	7,963	2.6%
Property other income	7,364	7,302	62	0.8%	14,299	14,066	233	1.7%
Total revenue	162,455	158,682	3,773	2.4%	325,133	316,937	8,196	2.6%
Operating and maintenance	(57,827)	(56,685)	(1,142)	(2.0%)	(121,884)	(115,519)	(6,365)	(5.5%	)
Net operating income	$104,628	$101,997	$2,631	2.6%	$203,249	$201,418	$1,831	0.9%

A summary of the net operating income for the Company as a whole is as follows:

	Three Months				Six Months
	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
Rent	$155,022	$149,313	$5,709	3.8%	$307,375	$296,607	$10,768	3.6%
Utility recovery revenue	5,570	5,403	167	3.1%	14,032	12,718	1,314	10.3%
Rent including recoveries	160,592	154,716	5,876	3.8%	321,407	309,325	12,082	3.9%
Property other income	7,600	7,425	175	2.4%	14,698	14,290	408	2.9%
Total revenue	168,192	162,141	6,051	3.7%	336,105	323,615	12,490	3.9%
Operating and maintenance	(60,302)	(57,942)	(2,360)	(4.1%)	(126,761)	(118,000)	(8,761)	(7.4%	)
Net operating income	$107,890	$104,199	$3,691	3.5%	$209,344	$205,615	$3,729	1.8%

Results of Operations (continued)

Comparison of three months ended June 30, 2014 to the same period in 2013

Of the $5,709 increase in rental income, $2,168 is attributable to the Acquisition Communities and Redevelopment Property.  The balance, an increase of $3,541, relates to a 2.4% increase from the Core Properties as the result of an increase of 2.8% in weighted average rental rates to $1,323 from $1,288 per apartment unit, partially offset by a 0.3% decrease in economic occupancy to 94.4% from 94.7%.  Economic occupancy is defined as total possible rental income, net of vacancy and bad debt expense, as a percentage of total possible rental income.  Total possible rental income is determined by valuing occupied units at contract rents and vacant units at market rents.  Of the $167 increase in utility recovery revenue, $170 is attributable to the Core Properties and $9 is attributable to the Acquisition Communities, partially offset by a $12 decrease attributable to the Redevelopment Property

Property other income, which consists primarily of income from operation of laundry facilities, late charges, administrative fees, garage and carport rentals, revenue from corporate apartments, cable revenue, pet charges, and miscellaneous charges to residents, increased by $175.  Of the increase, $62 is attributable to the Core Properties, and $113 is attributable to the Acquisition Communities and Redevelopment Property.  The increase in Core Properties is primarily from increases in cable revenue, pool fees, pet charges, application fees, late charges, damages and other miscellaneous charges, partially offset by decreases in laundry, renters insurance fees, revenue from corporate apartments, remarketing fees and other income.

Of the $2,360 increase in operating and maintenance expenses, $1,218 is attributable to the Acquisition Communities and Redevelopment Property and $1,142 is attributable to the Core Properties.  The increase in Core Properties is primarily due to increases in repairs & maintenance expense, personnel costs, and property insurance; partially offset by a decrease in property management G&A.

Repairs & maintenance expense was up $369, or 4.2%, primarily due to a change in estimate of a fire at one of the Company’s communities. Without the impact of the fire loss, the recurring repairs & maintenance expenses increased $139, or 1.6%.

Personnel costs were up $482, or 3.6%, primarily due to increased health insurance costs of $198, or 22%.  Without the health insurance increase, personnel costs increased $283, or 2.3%, reflecting the annual wage increase.

Property insurance increased $189, or 14.9%, primarily due to a one-time insurance reimbursement of $288 in the 2013 period.  Without the impact of this reimbursement, insurance decreased $99, or 6.4%, reflecting favorable close-outs of prior year self insured claims.

Property management general & administrative costs decreased $151, or 3.4%.  Despite increases in the number of apartment communities and units, the Company has been able to offset costs of growth due to its scalable operating platform, including efficiencies enabled by key application software investments.

General and administrative expenses decreased in 2014 by $210, or 2.9%.  General and administrative expenses as a percentage of total revenues were 4.2% for 2014 as compared to 4.4% for 2013.  Stock-based compensation costs were $156 lower primarily due to the discontinuance of stock option grants in 2014 which resulted in $313 lower expense, partially offset by $200 higher director restricted grants due to the addition of two new directors in 2014.

Interest expense decreased by $3,494, or 12.2%, in 2014 primarily as a result of paying off $155,000 in maturing loans on several Core Properties over the past year.  In addition, the Acquisition Communities were acquired without secured mortgage debt.  Refer to the information under the heading “Liquidity and Capital Resources” above for specific discussion of debt transactions impacting the average rate and overall interest expense.

Depreciation and amortization expense increased $3,165, or 7.5%, due to the depreciation on the Acquisition Communities and the capital additions to the Core Properties and Redevelopment Property.

Other expenses of $274 in 2014 and $16 in 2013 are property acquisition costs of the Acquisition Communities.

Impairment and other charges of $3,842 were incurred in the second quarter of 2014 in connection with the decision to discontinue new property development.

Results of Operations (continued)

Comparison of six months ended June 30, 2014 to the same period in 2013

Of the $10,768 increase in rental income, $3,843 is attributable to the Acquisition Communities and $299 is attributable to the Redevelopment Property.  The balance, an increase of $6,626, relates to a 2.3% increase from the Core Properties as the result of an increase of 2.8% in weighted average rental rates to $1,317 from $1,282 per apartment unit, partially offset by a 0.4% decrease in economic occupancy to 94.2% from 94.6%.  Economic occupancy is defined as total possible rental income, net of vacancy and bad debt expense, as a percentage of total possible rental income.  Total possible rental income is determined by valuing occupied units at contract rents and vacant units at market rents.  Of the $1,314 increase in utility recovery revenue, $1,337 is attributable to the Core Properties and $10 is attributable to the Acquisition Communities, partially offset by a $33 decrease attributable to the Redevelopment Property.  The higher Core Properties utility recovery revenue is a direct result of higher energy consumption due to the extreme cold weather experienced during the 2014 period.

Property other income, which consists primarily of income from operation of laundry facilities, late charges, administrative fees, garage and carport rentals, revenue from corporate apartments, cable revenue, pet charges, and miscellaneous charges to residents, increased by $408.  Of the increase, $233 is attributable to the Core Properties, $157 is attributable to the Acquisition Communities and $18 is attributable to the Redevelopment Property.  The increase in Core Properties is primarily from increases in garage and carport rentals, pool fees, pet charges, application fees, late charges, damages, commercial rent and other miscellaneous charges, partially offset by decreases in laundry, cable revenue, renters insurance fees, revenue from corporate apartments, remarketing fees and other income.

Of the $8,761 increase in operating and maintenance expenses, $2,330 is attributable to the Acquisition Communities, $66 is attributable to the Redevelopment Property and $6,365 is attributable to the Core Properties.  The increase in Core Properties is primarily due to increases in electricity, natural gas heating, repairs & maintenance expense, personnel costs, property insurance, real estate taxes, and snow removal expense; partially offset by a decrease in property management G&A.

Electricity costs were up $325, or 8.5%, from a year ago primarily due to portable heat pumps being used to heat certain common areas and apartment units during the extreme cold temperatures in the 2014 period.

Natural gas heating costs were up $802, or 9.4%, from a year ago due to a significant increase in consumption due to the extreme cold winter of 2014 compared to slightly warmer than average temperatures in the 2013 period, partially offset by lower commodity rates.  For 2014, our natural gas weighted average cost, including transportation of $3.00 per decatherm, was $7.68 per decatherm, compared to $7.85 per decatherm for the 2013 period, a 2.2% decrease.

Repairs & maintenance expense was up $557, or 3.7%, partly due to accounting for involuntary conversions related to fires and floods and the associated insurance claims at certain properties.  Without the impact of these recoveries, the recurring repairs & maintenance expenses increased $442, or 2.9%, primarily due to increased costs related to the harsh winter in the first quarter of 2014.

Personnel costs were up $713, or 2.6%, reflecting $429 in higher maintenance staff overtime incurred in dealing with the weather issues of snow and freezing pipes in 2014, plus $137 higher health insurance costs in 2014 due to rate increases and the annual wage increase; partially offset by $305, or 33% lower incentive compensation for property management.

Property insurance increased $2,250, or 92.2%, primarily due to higher self insured property losses in 2014 compared to 2013.  The 2014 losses were comprised of $1,006 in fire losses, primarily at two properties, seventy-five properties experiencing $814 in losses due to pipe breaks caused by the extreme cold weather in all of our regions and a $130 loss experienced in April 2014 from a heavy wind and severe rain storm that impacted twenty-four of our properties in the Mid-Atlantic regions.  The 2013 period experienced fire losses of $315, primarily at two properties and no significant storm or weather-related losses.  The 2014 general liability losses were $293, or 44% higher than 2013, due to the impact of the harsher winter conditions experienced in 2014 compared to the mild winter in 2013.

Results of Operations (continued)

Real estate taxes were up $614, or 1.9%, primarily due to annual tax assessment increases some of which are triggered by our investments in apartment upgrades and repositioning. The Company continues to challenge tax assessments on existing properties and apply for tax incentive programs for newly developed properties where appropriate.

Snow removal costs were up $1,089, or 119.8%, due primarily to the Mid-Atlantic region experiencing significantly higher than normal snowfall and more numerous snow storms than in the 2013 period.

Property management general & administrative costs decreased $300, or 3.4%.  Despite increases in the number of apartment communities and units, the Company has been able to offset costs of growth due to its scalable operating platform, including efficiencies enabled by key application software investments.

General and administrative expenses decreased in 2014 by $36, or 0.2%.  General and administrative expenses as a percentage of total revenues were 4.8% for 2014 as compared to 4.9% for 2013.  Stock-based compensation costs were $575, or 8.8% higher due primarily to $799 increased executive equity compensation from the performance based restricted stock unit program that began in 2012 and $200 higher director restricted grants due to the addition of two new directors in 2014 which was partially offset by $424 lower stock option expense due to the discontinuance of stock option grants in 2014.  In addition, the 2014 corporate bonus costs were $757 less than the 2013 period.

Interest expense decreased by $8,162, or 13.9%, in 2014 primarily as a result of paying off $155,000 in maturing loans on several Core Properties over the past year.  In addition, the Acquisition Communities were acquired without secured mortgage debt.  Refer to the information under the heading “Liquidity and Capital Resources” above for specific discussion of debt transactions impacting the average rate and overall interest expense.

Depreciation and amortization expense increased $6,132, or 7.4%, due to the depreciation on the Acquisition Communities and the capital additions to the Core Properties and Redevelopment Property.

Other expenses of $282 in 2014 and $32 in 2013 are property acquisition costs of the Acquisition Communities.

Impairment and other charges of $3,842 were incurred in the second quarter of 2014 in connection with the decision to discontinue new property development.

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

Funds From Operations (continued)

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

The calculation of FFO, and FFO as adjusted, and reconciliation to GAAP net income attributable to common stockholders for the three and six months ended June 30, 2014 and 2013 are presented below (in thousands):

	Three Months		Six Months
	2014	2013	2014	2013
Net income attributable to common stockholders	$22,469	$27,036	$68,260	$78,916
Real property depreciation and amortization	44,587	42,695	88,676	85,360
Noncontrolling interest	3,994	5,363	12,174	15,809
Gain on disposition of property	-	(4,645)	(31,306)	(45,004)
FFO – Basic and Diluted, as defined by NAREIT	71,050	70,449	137,804	135,081
Loss from early extinguishment of debt in connection with sale of real estate	-	-	802	1,416
FFO – Basic and Diluted, as adjusted by the Company	71,050	70,449	138,606	136,497
Weighted average common shares/units outstanding (1):
Basic	67,452.0	62,695.4	67,379.1	62,366.2
Diluted	67,999.3	63,318.0	67,877.0	62,993.0

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

Dividends and Distributions

On July 30, 2014, the Board of Directors declared a dividend of $0.73 per share on the Company’s common stock and approved a distribution of $0.73 per UPREIT Unit for the quarter ended June 30, 2014.  This is the equivalent of an annual dividend/distribution of $2.92 per share/unit.  The dividend and distribution are payable August 27, 2014, to stockholders and unitholders of record on August 13, 2014.

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

ITEM 3.                     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s primary market risk exposure is interest rate risk.  The Company’s debt is summarized as follows:

	June 30, 2014				December 31, 2013
	Amount (Millions)	Weighted- Average Maturity Years	Weighted- Average Interest Rate	Percent of Total	Amount (Millions)	Weighted- Average Maturity Years	Weighted- Average Interest Rate	Percent of Total
Fixed rate secured debt	$1,652	3.99	5.21%	68.6%	$1,731	4.42	5.21%	70.5%

Variable rate secured debt	24	2.76	2.90%	1.0%	83	3.08	3.02%	3.4%

Fixed rate unsecured debt(a)	450	4.75	2.96%	18.7%	450	5.24	2.96%	18.2%

Variable rate unsecured debt	282	3.14	1.19%	11.7%	193	3.63	1.19%	7.9%

Total	$2,408	4.02	4.29%	100.0%	$2,457	4.46	4.41%	100.0%

(a)              Includes $250 million of variable rate debt that the one-month LIBOR was swapped to a fixed rate of 0.685% at June 30, 2014 and December 31, 2013.

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

At June 30, 2014 and December 31, 2013, the fair value of the Company’s total debt, including the unsecured notes payable and line of credit, amounted to a liability of $2.52 billion and $2.55 billion, respectively, compared to its carrying amount of $2.41 billion and $2.46 billion, respectively.  The Company estimates that a 100 basis point increase in market interest rates at June 30, 2014 would have changed the fair value of the Company’s total debt to a liability of $2.44 billion and would result in $3.1 million higher interest expense on the variable rate debt on an annualized basis.

The Company intends to continuously monitor and actively manage interest costs on its variable rate debt portfolio and may enter into swap positions based upon market fluctuations.  Accordingly, the cost of obtaining such interest rate protection agreements in relation to the Company’s access to capital markets will continue to be evaluated.  The Company has not, and does not plan to, enter into any derivative financial instruments for trading or speculative purposes.  In addition, the Company believes that it has the ability to obtain funds through additional debt and equity offerings and the issuance of UPREIT Units for property acquisitions.  As of June 30, 2014, the Company had no other material exposure to market risk.

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

The principal executive officer and principal financial officer evaluated, as of June 30, 2014, the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) and have determined that such disclosure controls and procedures are effective.

There have been no changes in the internal controls over financial reporting identified in connection with that evaluation, or that occurred during the second quarter of the year ending December 31, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A.               RISK FACTORS

Refer to the Risk Factors disclosure in the Company’s Form 10-K for the year ended December 31, 2013.  There have been no material changes in these risk factors during the six months ended June 30, 2014 and through the date of this report.

ITEM 2.                        UNREGISTERED SALES OF EQUITY SECURITIES; USE OF PROCEEDS FROM REGISTERED SECURITIES

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

The Company has a stock repurchase program, approved by its Board of Directors (the “Board”), under which it may repurchase shares of its common stock or UPREIT Units (the “Company Program”).  The shares and units may be repurchased through open market or privately negotiated transactions at the discretion of Company management.  The Board’s action did not establish a specific target stock price or a specific timetable for share repurchase.  At June 30, 2014, the Company had authorization to repurchase 2,291,160 shares of common stock and UPREIT Units under the Company Program.  During the six months ended June 30, 2014, the Company did not repurchase any shares under the Company Program.  The last year where the Company repurchased any shares under the program was 2008.

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

The following table summarizes the total number of shares (units) repurchased by the Company during the quarter ended June 30, 2014:

	Total	Average	Maximum shares/units
	shares/units	price per	available under the
Period	Purchased (1)(2)	share/unit	Company Program
Balance March 31, 2014:			2,291,160
April 1 to 30, 2014	8,881	$ 59.76	2,291,160
May 1 to 31, 2014	33,987	62.38	2,291,160
June 1 to 30, 2014	706	61.11	2,291,160
Balance June 30, 2014:	43,574	$ 61.83	2,291,160

(1)             10,505 shares of common stock already owned by option holders were used by those holders to pay the exercise price associated with their option exercise; and 32,363 shares of common stock already owned by restricted stock award holders were used by those holders to pay the taxes associated with their award vesting;

(2)             The Company repurchased 706 shares of common stock through share repurchases by the transfer agent in the open market in connection with the Company’s 401(k) Savings Plan employee deferral and Company matching elections.

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

HOME PROPERTIES, INC.
(Registrant)

Date:	August 1, 2014

By:	/s/ Edward J. Pettinella
Edward J. Pettinella
President and Chief Executive Officer

Date:	August 1, 2014

By:	/s/ David P. Gardner
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

101

XBRL (eXtensible Business Reporting Language). The following materials from the Home Properties, Inc. Quarterly Report on Form 10-Q for the period ended June 30, 2014, formatted in XBRL: (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of comprehensive income, (iv) consolidated statements of equity, (v) consolidated statements of cash flows and (vi) notes to consolidated financial statements.  As provided in Rule 406T of Regulation S-T, this information is filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

Filed herewith