Form 10-Q
period 2014-09-30
HOME PROPERTIES INC
filed 2014-10-31
CIK 923118

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes    ☐        No    ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding at October 22, 2014
$.01 par value	57,367,362

HOME PROPERTIES, INC.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

HOME PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2014 AND DECEMBER 31, 2013

(Dollars in thousands, except per share data)

(Unaudited)

	September 30, 2014	December 31, 2013
ASSETS
Real estate:
Land	$816,478	$786,868
Land held for sale	13,734	-
Construction in progress	129,704	187,976
Buildings, improvements and equipment	4,767,930	4,645,921
	5,727,846	5,620,765
Less: accumulated depreciation	(1,349,206)	(1,243,243)
Real estate, net	4,378,640	4,377,522
Cash and cash equivalents	13,145	9,853
Cash in escrows	25,088	23,738
Accounts receivable, net	13,205	14,937
Prepaid expenses	25,667	22,089
Deferred charges, net	9,632	11,945
Other assets	5,749	7,793
Total assets	$4,471,126	$4,467,877

LIABILITIES AND EQUITY
Mortgage notes payable	$1,654,394	$1,814,217
Unsecured notes payable	450,000	450,000
Unsecured line of credit	371,000	193,000
Accounts payable	30,160	27,540
Accrued interest payable	9,949	8,392
Accrued expenses and other liabilities	34,414	33,936
Security deposits	19,079	18,479
Total liabilities	2,568,996	2,545,564
Commitments and contingencies
Equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $0.01 par value; 160,000,000 and 80,000,000 shares authorized with 57,366,912 and 56,961,646 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	574	570
Excess stock, $0.01 par value; 10,000,000 shares authorized; no shares issued or outstanding	-	-
Additional paid-in capital	2,027,309	2,007,300
Distributions in excess of accumulated earnings	(411,357)	(380,168)
Accumulated other comprehensive income	(134)	1,551
Total common stockholders’ equity	1,616,392	1,629,253
Noncontrolling interest	285,738	293,060
Total equity	1,902,130	1,922,313
Total liabilities and equity	$4,471,126	$4,467,877

The accompanying notes are an integral part of these consolidated financial statements.

HOME PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues:
Rental income	$158,535	$149,588	$465,910	$446,194
Property other income	12,754	12,140	41,484	39,149
Other income	22	207	344	671
Total revenues	171,311	161,935	507,738	486,014

Expenses:
Operating and maintenance	62,245	57,060	189,006	175,061
General and administrative	5,288	6,152	21,672	22,571
Interest	25,062	27,499	75,586	86,184
Depreciation and amortization	46,463	42,793	136,009	126,207
Other expenses	335	16	617	48
Impairment and other charges	1,024	-	4,866	-
Total expenses	140,417	133,520	427,756	410,071
Income from continuing operations	30,894	28,415	79,982	75,943
Discontinued operations:
Income from discontinued operations	-	1,209	40	3,402
Gain on disposition of property	-	-	31,306	45,004
Discontinued operations	-	1,209	31,346	48,406
Net income	30,894	29,624	111,328	124,349

Net income attributable to noncontrolling interest	(4,650)	(4,586)	(16,824)	(20,395)
Net income attributable to common stockholders	$26,244	$25,038	$94,504	$103,954

Basic earnings per share:
Income from continuing operations	$0.46	$0.42	$1.19	$1.19
Discontinued operations	-	0.02	0.46	0.76
Net income attributable to common stockholders	$0.46	$0.44	$1.65	$1.95

Diluted earnings per share:
Income from continuing operations	$0.45	$0.42	$1.18	$1.18
Discontinued operations	-	0.02	0.46	0.74
Net income attributable to common stockholders	$0.45	$0.44	$1.64	$1.92

Weighted average number of shares outstanding:
Basic	57,412,623	56,370,122	57,248,084	53,444,202
Diluted	57,970,448	56,943,806	57,735,295	54,051,510

The accompanying notes are an integral part of these consolidated financial statements.

HOME PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Net income	$30,894	$29,624	$111,328	$124,349
Other comprehensive income (loss):
Unrealized gain (loss) on interest rate swap agreements	1,337	(1,219)	(1,987)	1,770
Other comprehensive income (loss)	1,337	(1,219)	(1,987)	1,770
Comprehensive income	32,231	28,405	109,341	126,119
Net income attributable to noncontrolling interest	(4,650)	(4,586)	(16,824)	(20,395)
Other comprehensive (income) loss attributable to noncontrolling interest	(201)	189	302	(306)
Comprehensive income attributable to common stockholders	$27,380	$24,008	$92,819	$105,418

The accompanying notes are an integral part of these consolidated financial statements.

HOME PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(Dollars in thousands)

(Unaudited)

				Distributions	Accumulated
			Additional	in Excess of	Other	Non-
	Common Stock		Paid-In	Accumulated	Comprehensive	controlling
	Shares	Amount	Capital	Earnings	Income (Loss)	Interest	Total
Balance, December 31, 2013	56,961,646	$570	$2,007,300	$(380,168)	$1,551	$293,060	$1,922,313
Net income	-	-	-	94,504	-	16,824	111,328
Unrealized gain (loss) on interest rate swap agreements	-	-	-	-	(1,685)	(302)	(1,987)
Issuance of common stock, net	361,593	4	13,371	-	-	-	13,375
Stock-based compensation	5,318	-	8,435	-	-	-	8,435
Repurchase of common stock	(53,681)	(1)	(3,283)	-	-	-	(3,284)
Conversion of UPREIT Units for common stock	92,036	1	2,622	-	-	(2,623)	0
Adjustment of noncontrolling interest	-	-	(1,136)	-	-	1,136	0
Dividends and distributions declared	-	-	-	(125,693)	-	(22,357)	(148,050)
Balance, September 30, 2014	57,366,912	$574	$2,027,309	$(411,357)	$(134)	$285,738	$1,902,130

Balance, December 31, 2012	51,508,142	$515	$1,709,919	$(388,397)	$(1,069)	$267,299	$1,588,267
Net income	-	-	-	103,954	-	20,395	124,349
Unrealized gain (loss) on interest rate swap agreements	-	-	-	-	1,464	306	1,770
Issuance of common stock, net	886,400	9	46,584	-	-	-	46,593
Issuance of common stock through public offering, net	4,427,500	44	267,589	-	-	-	267,633
Stock-based compensation	3,137	-	7,788	-	-	-	7,788
Repurchase of common stock	(47,460)	-	(3,075)	-	-	-	(3,075)
Conversion of UPREIT Units for common stock	110,537	1	2,865	-	-	(2,866)	0
Adjustment of noncontrolling interest	-	-	(27,870)	-	-	27,870	0
Dividends and distributions declared	-	-	-	(112,736)	-	(21,829)	(134,565)
Balance, September 30, 2013	56,888,256	$569	$2,003,800	$(397,179)	$395	$291,175	$1,898,760

The accompanying notes are an integral part of these consolidated financial statements.

HOME PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(Dollars in thousands)

(Unaudited)

	2014	2013
Cash flows from operating activities:
Net income	$111,328	$124,349
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	138,506	133,097
Impairment and other charges	3,842	-
Gain on disposition of property	(31,306)	(45,004)
Stock-based compensation	8,435	7,788
Changes in assets and liabilities:
Cash in escrows, net	(1,571)	613
Other assets	(2,993)	(3,287)
Accounts payable and accrued liabilities	3,507	2,027
Total adjustments	118,420	95,234
Net cash provided by operating activities	229,748	219,583
Cash flows from investing activities:
Deposits on real estate acquisitions	(1,450)	-
Purchase of properties	(75,693)	-
Purchase of land for development	-	(28,088)
Capital improvements to properties including redevelopment	(99,588)	(107,848)
Additions to construction in progress	(37,035)	(47,971)
Additions to predevelopment	-	(375)
Proceeds from sale of properties, net	106,273	120,644
Proceeds from insurance for property losses	88	-
Withdrawals from cash held in escrow, net	221	1,428
Net cash used in investing activities	(107,184)	(62,210)
Cash flows from financing activities:
Proceeds from sale of common stock, net	13,375	46,593
Proceeds from issuance of common stock through public offering, net	-	267,633
Repurchase of common stock	(3,284)	(3,075)
Scheduled payments of mortgage notes payable	(23,129)	(25,777)
Payoff mortgage notes payable	(136,478)	(260,160)
Proceeds from unsecured note payable	-	25,000
Payments of unsecured note payable	-	(25,000)
Proceeds from unsecured line of credit	460,500	565,000
Payments on unsecured line of credit	(282,500)	(621,000)
Payments of deferred loan costs	(56)	(2,090)
Dividends and distributions	(147,700)	(134,565)
Net cash used in financing activities	(119,272)	(167,441)
Net increase (decrease) in cash and cash equivalents	3,292	(10,068)
Cash and cash equivalents:
Beginning of year	9,853	21,092
End of period	$13,145	$11,024
Supplemental disclosure:
Interest capitalized	$5,747	$5,208
Supplemental disclosure of non-cash investing and financing activities:
Mortgage note premiums written off	216	-
Exchange of UPREIT Units for common shares	2,623	2,866
Transfers of construction in progress to land, buildings, improvements and equipment	79,499	117
Transfers of construction in progress to land held for sale	15,300	-
Capital improvements to properties and construction in progress included in accounts payable	8,966	6,503

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

The Company conducts its business through Home Properties, L.P. (the “Operating Partnership”), a New York limited partnership.  As of September 30, 2014, the Company owned and operated 121 apartment communities with 42,199 apartments.

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

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and its ownership of 85.0% of the limited partnership units in the Operating Partnership (“UPREIT Units”) at September 30, 2014 (84.8% at December 31, 2013).  The remaining 15.0% is included as noncontrolling interest in these consolidated financial statements at September 30, 2014 (15.2% at December 31, 2013).  The Company periodically adjusts the carrying value of noncontrolling interest to reflect its share of the book value of the Operating Partnership.  Such adjustments are recorded to additional paid in capital as a reallocation of noncontrolling interest in the accompanying consolidated statements of equity.  The Company owns a 1.0% general partner interest in the Operating Partnership and the remainder indirectly as a limited partner through its wholly owned subsidiary, Home Properties I, LLC, which owns 100% of Home Properties Trust, which is the limited partner.  Home Properties Trust was formed in September 1997, as a Maryland real estate trust and as a qualified REIT subsidiary (“QRS”), and owns the Company’s share of the limited partner interests in the Operating Partnership.

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

3                                         ACQUISITIONS

For the nine months ended September 30, 2014, the Company has purchased two properties in separate transactions with a total of 624 units for a combined purchase price of $75,500 (the “2014 Acquisition Communities”).  On June 19, 2014, the Company acquired The Preserve at Milltown, a 376 unit apartment community located in Downingtown, Pennsylvania for a total purchase price of $45,000.  In connection with this acquisition, closing costs of $296 were incurred and are included in other expenses.  On July 30, 2014, the Company acquired Willowbrook Apartments, a 248 unit apartment community located in Jeffersonville, Pennsylvania for a total purchase price of $30,500.  In connection with this acquisition, closing costs of $303 were incurred and are included in other expenses for the third quarter of 2014.

During the fourth quarter of 2013, the Company purchased two properties in separate transactions with a total of 457 units for a combined purchase price of $55,750 (the “2013 Acquisition Communities”).

All of the 2014 and 2013 acquired apartment communities were recorded at fair value which approximated actual purchase price.  None of the acquisitions were subject to bargain purchase options or resulted in goodwill being recorded.

The Company accounts for its acquisitions of investments in real estate in accordance with the authoritative guidance for business combinations and recorded the purchase price to acquired tangible assets consisting of land, building, and personal property and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, value of in-place leases and value of resident relationships, based in each case on their fair values.

The following table summarizes the Company’s aggregate purchase price allocation for the 2014 Acquisition Communities and the 2013 Acquisition Communities:

	2014	2013
Land	$10,110	$11,640
Buildings, improvements and equipment	65,118	43,799
Below-market rents	(193)	(36)
In-place lease intangibles	267	201
Customer relationships	198	146
Net assets acquired	$75,500	$55,750

HOME PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

3                                         ACQUISITIONS (continued)

Included in the consolidated statements of income for the nine months ended September 30, 2014 are total revenues of $6,989 and net income attributable to common shareholders of $1,999 since the respective date of acquisition through September 30, 2014 for the 2014 Acquisition Communities, and January 1, 2014 through September 30, 2014 for the 2013 Acquisition Communities.

Pro Forma Information

The following unaudited pro forma information was prepared as if the 2014 and 2013 transactions related to the acquisition of apartment communities occurred as of January 1 of the preceding year.  The pro forma financial information is based upon the historical consolidated financial statements of the Company and the acquired communities, and is not necessarily indicative of the consolidated results which actually would have occurred if the transactions had been consummated at January 1 of the preceding year, nor does it purport to represent the results of operations for future periods.  Adjustments to the pro forma financial information for the nine months ended September 30, 2014 and 2013 consist principally of providing net operating activity and recording interest, depreciation and amortization from January 1, 2013 to the acquisition date as appropriate.  Acquisition related costs in the amount of $599 were excluded from the 2014 pro forma net income attributable to common stockholders.  An adjustment was made to include these costs in the 2013 pro forma net income attributable to common stockholders.

	Nine Months Ended September 30,
	2014	2013
Pro forma total revenues	$512,026	$496,898
Pro forma net income attributable to common stockholders	95,902	105,428
Pro forma earnings per common share:
Basic	$1.68	$1.97
Diluted	1.66	1.95

4                                         DEVELOPMENT

Land Held for Sale

During the second quarter of 2014, the Board of Directors of the Company approved a strategic decision to discontinue the Company’s new development operations.  Development activities will be limited to the development of the two new apartment communities currently under construction:  Eleven55 Ripley in Silver Spring, MD and The Courts at Spring Mill Station in Conshohocken, PA.  No additional new apartment communities will be started.  Land parcels that will not be developed and are being marketed for sale have been reclassified as land held for sale.

It is the Company’s policy to perform a quarterly review of its long-lived assets for impairment when, in accordance with the authoritative guidance for the accounting for the impairment or disposal of long-lived assets, there is an event or change in circumstances that indicates an impairment in value.  An asset is considered impaired when the carrying amounts exceed the estimated selling proceeds less the costs to sell.  Management has reviewed its land held for future development and recorded impairment losses to reduce the carrying amounts of the assets to the estimated selling proceeds less the costs to sell.  As of September 30, 2014, the Company has $13,734 recorded as land held for sale.  During the nine month period ended September 30, 2014, the Company recognized impairment and other charges in the amount of $3,842 in connection with the decision to discontinue new development.

HOME PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

4                                         DEVELOPMENT (continued)

Severance Costs

The Company expects to incur severance charges in connection with the elimination of development positions in the amount of $1,800.  Severance costs include severance, a stay bonus and unamortized equity compensation.  Employees are required to fulfill specific service requirements in order to earn the severance compensation.  Severance expense will be recorded ratably over the requisite service period during the third and fourth quarters of 2014 and the first quarter of 2015. During the three and nine months ended September 30, 2014, the Company recognized severance costs in the amount of $1,024 which is included in impairment and other charges.

Redevelopment

The Company has one project under redevelopment.  Arbor Park, located in Alexandria, Virginia, has 851 garden apartments in fifty-two buildings built in 1967.  The Company is part way through a project to extensively renovate all of the units over several years on a building by building basis.  As of September 30, 2014, there were six buildings with 105 units under renovation and forty-one buildings with 674 units completed and 616 of those units occupied.  As of September 30, 2014, the Company has incurred costs of $27,345 for the renovation which is included in buildings, improvements and equipment.  The entire project is expected to be completed in 2015.

Development

During the fourth quarter of 2011, the Company started construction on Eleven55 Ripley, located in Silver Spring, Maryland, consisting of two buildings, a 21 story high-rise and a 5 story mid-rise, for a total of 379 apartment units.  Initial occupancy occurred in the fourth quarter of 2013.  As of September 30, 2014, 219 apartment units were occupied and $48,334 was placed into service and included in buildings, improvements and equipment.  Construction is expected to be completed in the fourth quarter of 2014.  The construction in progress for this development was $63,346 as of September 30, 2014.

During the second quarter of 2012, the Company started construction on The Courts at Spring Mill Station, located in Conshohocken, Pennsylvania, a suburb of Philadelphia. The combination donut/podium style project, consisting of two buildings, will have a total of 385 apartment units.  Construction is expected to be completed in the first quarter of 2015 with initial occupancy in the fourth quarter of 2014.  The construction in progress for this development was $66,358 as of September 30, 2014.

5                                         MORTGAGE NOTES PAYABLE

The Company’s mortgage notes payable are summarized as follows:

	2014	2013
Fixed rate mortgage notes payable	$1,630,527	$1,731,177
Variable rate mortgage notes payable	23,867	83,040
Mortgage notes payable	$1,654,394	$1,814,217

During the nine months ended September 30, 2014, the Company repaid $159,607 of mortgage loans of which $78,006 were paid off at or before maturity, $58,472 related to a property sale more fully described in Note 12, and $23,129 were scheduled payments.  Two of the loans repaid had been accounted for at fair value on the date the mortgage loans were assumed by the Company in connection with the acquisition of those communities.  Upon retirement, an adjustment was recorded to reduce interest expense in the amount of $216 to write-off the difference between the carrying value and the contractual balance of the loans.   During the nine months ended September 30, 2014, the Company recognized prepayment penalties of $748 on debt extinguishments of which $163 are included in interest expense and $585 are included in discontinued operations and were incurred in connection with the sale of property.

HOME PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

5                                         MORTGAGE NOTES PAYABLE (continued)

The mortgage notes payable outstanding as of September 30, 2014 mature at various dates from 2015 through 2021, with a weighted average remaining term of approximately four years.  The weighted average interest rate of the Company’s fixed rate notes was 5.21% at September 30, 2014 and December 31, 2013.  The weighted average interest rate of the Company’s variable rate notes was 2.90% and 3.02% at September 30, 2014 and December 31, 2013, respectively.

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

On July 19, 2012, the Company entered into two interest rate swap agreements that effectively convert the variable LIBOR portion of this loan to a fixed rate of 0.685% through December 7, 2016.  On November 4, 2013, the Company entered into three additional interest rate swap agreements that effectively convert the variable LIBOR portion of this loan to a fixed rate of 2.604% for the period of December 8, 2016 through August 18, 2018.  The interest rate swap agreements are more fully described in Note 9.  As of September 30, 2014, based on the Company’s leverage ratio, the spread was 1.00%, and the one-month LIBOR was swapped at 0.685%; resulting in an effective rate of 1.685% for the Company.

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

HOME PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

7                                         UNSECURED LINE OF CREDIT

On August 19, 2013, the Company entered into a First Amendment to the Amended and Restated Credit Agreement (the  “Credit Agreement”), which provides for a $450,000 revolving credit facility with an initial maturity date of August 18, 2017 and a one-year extension at the Company’s option.  The Credit Agreement amended the Company’s prior $275,000 facility, which was scheduled to expire on December 8, 2015, not including a one-year extension at the Company’s option.  The Credit Agreement is with M&T Bank and U.S. Bank National Association as joint lead arrangers, M&T Bank as administrative agent and nine other commercial banks as participants.  The Company had $371,000 outstanding under the credit facility as of September 30, 2014.  Borrowings under the line of credit bear interest at a variable rate based on LIBOR, plus a spread from 1.00% to 2.00% based on the Company’s leverage ratio.  As of September 30, 2014, based on the Company’s leverage ratio, the spread was 1.00%, and the one-month LIBOR was 0.19%; resulting in an effective rate of 1.19% for the Company.

The Credit Agreement requires the Company to maintain certain financial ratios and measurements including a limitation on outstanding indebtedness and a minimum interest coverage ratio.  The Company was in compliance with these financial covenants for all periods presented.

The Credit Agreement also provides the ability to issue up to $20,000 in letters of credit.  While the issuance of letters of credit does not increase borrowings outstanding under the line of credit, it does reduce the amount available.  At September 30, 2014, the Company had outstanding letters of credit of $3,840 and the amount available on the credit facility was $75,160.

HOME PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

8                 FAIR VALUE OF FINANCIAL INSTRUMENTS AND REAL ESTATE ASSETS

Financial Instruments Carried at Fair Value

The fair value of interest rate swaps, which are more fully described in Note 9, are determined using the market standard of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts).  The variable cash payments (or receipts) are based on an expectation of future interest rate forward curves derived from observable market interest rate curves (level 2 inputs, as defined by the authoritative guidance).  The Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements.  The Company has determined that the significant inputs used in this model are observable in active markets, therefore considers the interest rate swap asset valuation of $632 and forward interest rate swap liability valuation of $779 at September 30, 2014 and the asset valuation of $1,840 at December 31, 2013 as level 2 classifications within the fair value hierarchy.

Real Estate Assets Carried at Fair Value

The Company has real estate assets that are required to be recorded at fair value on a nonrecurring basis when certain circumstances occur.  During the three months ended June 30, 2014, in connection with the decision to discontinue new property development, the Company recorded impairment and other charges of $3,842 on land parcels previously held for future development.  These impairment charges are reported in impairment and other charges in the consolidated statements of operations.  The land impairment charges reflect the excess of the carrying amounts over the estimated selling proceeds less the costs to sell the land parcels using sales comparisons.  The Company has determined that the significant inputs used in this model are unobservable in active markets, therefore considers the land held for sale valuation as a level 3 classification within the fair value hierarchy.

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

The Company determined the fair value of its mortgage notes payable, unsecured term loan, unsecured senior notes and unsecured line of credit facility using a discounted future cash flow technique that incorporates observable market-based inputs, including a market interest yield curve with adjustments for duration, loan to value (level 2 inputs), and risk profile (level 3 inputs).  In determining the market interest yield curve, the Company considered its investment grade credit ratings (level 2 inputs).  The Company has determined that the significant inputs used in this model are observable in active markets, therefore considers the valuation classified as level 2 of the fair value hierarchy.  At September 30, 2014 and December 31, 2013, the fair value of the Company’s total debt, consisting of the mortgage notes, the unsecured term loan, unsecured senior notes and unsecured line of credit, amounted to a liability of $2,576,069 and $2,552,145, respectively, compared to its carrying amount of $2,475,394 and $2,457,217, respectively.

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

As of September 30, 2014, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

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

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the balance sheets as of September 30, 2014 and December 31, 2013:

Fair Value of Derivative Instruments
	Asset Derivatives			Liability Derivatives
	Balance	Fair Value at		Balance	Fair Value at
	Sheet Location	9/30/2014	12/31/2013	Sheet Location	9/30/2014	12/31/2013
Interest rate swap	Other assets	$632	$1,840	Other liabilities	$779	$-

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in accumulated other comprehensive income and are subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.  During 2014 and 2013, such derivatives were used to hedge the variable cash flows associated with certain variable-rate debt.  The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings.  During the three and nine months ended September 30, 2014 and 2013, the Company did not record any hedge ineffectiveness.

HOME PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

9                 DERIVATIVE AND HEDGING ACTIVITIES (continued)

Cash Flow Hedges of Interest Rate Risk (continued)

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt.  The Company estimates that an additional $988 will be reclassified from accumulated other comprehensive income as an increase to interest expense over the next twelve months.

The table below details the location in the financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges for the three and nine months ended September 30, 2014 and 2013, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Amount of gain (loss) recognized in accumulated other comprehensive income on interest rate derivatives (effective portion)	$1,019	$(1,519)	$(2,930)	$924

Amount of gain (loss) reclassified from accumulated other comprehensive income into income as interest expense (effective portion)	$(318)	$(300)	$(943)	$(846)

Amount of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	$-	$-	$-	$-

Disclosure of Offsetting Derivatives

As of September 30, 2014 and December 31, 2013, the gross amount of derivative assets classified on the balance sheet in other assets was $632 and $1,840, respectively.  As of September 30, 2014 and December 31, 2013, the gross amount of derivative liabilities classified on the balance sheet in accrued expenses and other liabilities was $779 and $0, respectively.  The Company does not have any derivative instruments offset on the balance sheet or subject to master netting arrangements or similar agreements.

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

As of September 30, 2014, the Company has not posted any collateral related to these agreements and was not in breach of any agreement provisions. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at their aggregate termination value of $794 at September 30, 2014.

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

At-The-Market Equity Offering Program

On May 14, 2012, the Company initiated an At-The-Market (“ATM”) equity offering program through which it is authorized to sell up to 4,400,000 shares of common stock from time to time in ATM offerings or negotiated transactions.  From inception through June 30, 2013, the Company issued 2,430,233 shares of common stock at an average price of $62.81 per share, for aggregate gross proceeds of $152,636 and aggregate net proceeds of $149,385 after deducting commissions and other transaction costs of $3,251.  No shares of common stock have been issued under the ATM equity offering program during the third or fourth quarters of 2013 or during 2014.  As of September 30, 2014, 1,969,767 shares remain available under this ATM program.

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

Dividends and Distributions

On August 27, 2014, the Company paid a dividend in the amount of $0.73 per share of common stock to stockholders of record and a distribution of $0.73 per UPREIT Unit to unitholders of record as of the close of business on August 13, 2014.

Stock-based Compensation

On April 29, 2014, the stockholders of the Company approved an amendment to the Company’s 2011 Stock Benefit Plan (the “2011 Plan”) to increase the maximum number of shares of Common Stock which may be subject to awards issued under the 2011 Plan by 4,000,000 shares; and to provide that each full value award granted after April 29, 2014 will count as 5.45 shares available for issuance under the 2011 Plan.  As of September 30, 2014 there were 4,118,696 shares available for future grant of awards.  For additional information about the 2011 Plan, refer to Note 12 of the Company’s Form 10-K for the year ended December 31, 2013.

The Company’s Board of Directors has approved a performance-based equity program for administering awards under the Company’s 2011 Plan for the executive officers (the “2011 Executive Performance-Based Equity Program”).  It is a subplan of the 2011 Plan, approved by the stockholders at their 2011 Annual Meeting.  On February 11, 2014, awards in connection with the 2011 Executive Performance-Based Equity Program, with an estimated fair value of $4,642, were granted to executive officers of the Company.  Awards are in the form of restricted stock units with a service condition and three market conditions.  The measurement period for these awards began on January 1, 2014 and will end on December 31, 2016.  Expense attributed to the awards will be recognized based on the underlying vesting conditions of the awards, which substantially vest during the measurement period, taking into account retirement eligibility.  During the three and nine months ended September 30, 2014, the Company recognized stock-based compensation expense of $117 and $4,160, respectively, for the February 11, 2014 awards.

HOME PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

10          STOCKHOLDERS’ EQUITY (continued)

Stock-based Compensation (continued)

On May 6, 2014, the Company granted awards of restricted stock under the 2011 Plan.  Restricted stock with an estimated fair value of $2,635 was granted to eligible employees of the Company and restricted stock with an estimated fair value of $700 was granted to directors.  The Company recognizes stock-based compensation cost as expense ratably on a straight-line basis over the requisite service period.  In determining the service period, the Company considers service requirements, the vesting period and retirement eligibility of the grantee.  During the three and nine months ended September 30, 2014, the Company recognized stock-based compensation expense of $246 and $690, respectively, for employees and $0 and $700, respectively, for directors related to the May 6, 2014 restricted stock grants.

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

The reconciliation of basic and diluted earnings per share for the three and nine months ended September 30, 2014 and 2013 is as follows:

	Three Months		Nine Months
	2014	2013	2014	2013
Numerator:
Income from continuing operations	$30,894	$28,415	$79,982	$75,943
Less: Income from continuing operations attributable to noncontrolling interest	(4,650)	(4,399)	(12,073)	(12,310)
Income from continuing operations attributable to common stockholders	$26,244	$24,016	$67,909	$63,633
Discontinued operations	$-	$1,209	$31,346	$48,406
Less: Discontinued operations attributable to noncontrolling interest	-	(187)	(4,751)	(8,085)
Discontinued operations attributable to common stockholders	$-	$1,022	$26,595	$40,321

Denominator:
Basic weighted average number of common shares outstanding	57,412,623	56,370,122	57,248,084	53,444,202
Effect of dilutive stock options	411,088	455,360	383,747	503,368
Effect of restricted shares and restricted stock units	146,737	118,324	103,464	103,940
Diluted weighted average number of common shares outstanding	57,970,448	56,943,806	57,735,295	54,051,510

Earnings per common share:
Basic earnings per share:
Income from continuing operations	$0.46	$0.42	$1.19	$1.19
Discontinued operations	-	0.02	0.46	0.76
Net income attributable to common stockholders	$0.46	$0.44	$1.65	$1.95

HOME PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

10          STOCKHOLDERS’ EQUITY (continued)

Earnings Per Share (continued)

	Three Months		Nine Months
	2014	2013	2014	2013
Diluted earnings per share:
Income from continuing operations	$0.45	$0.42	$1.18	$1.18
Discontinued operations	-	0.02	0.46	0.74
Net income attributable to common stockholders	$0.45	$0.44	$1.64	$1.92

Unexercised stock options to purchase 259,805 and 418,169 shares of the Company’s common stock for the three months ended September 30, 2014 and 2013, respectively, and 363,357 and 407,649 shares of the Company’s common stock for the nine months ended September 30, 2014 and 2013, respectively, were not included in the computations of diluted EPS because the effects would be anti-dilutive.

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

HOME PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

11          SEGMENT REPORTING (continued)

The revenues and net operating income for each of the reportable segments are summarized as follows for the three and nine months ended September 30, 2014 and 2013:

	Three Months		Nine Months
	2014	2013	2014	2013
Revenues:
Core properties	$163,161	$ 158,086	$488,294	$475,023
Non-core properties	8,128	3,642	19,100	10,320
Reconciling items	22	207	344	671
Total revenues	$171,311	$ 161,935	$507,738	$486,014
Net operating income:
Core properties	$104,147	$ 102,240	$307,399	$303,658
Non-core properties	4,897	2,428	10,989	6,624
Reconciling items	22	207	344	671
Net operating income, including reconciling items	109,066	104,875	318,732	310,953
General and administrative expenses	(5,288)	(6,152)	(21,672)	(22,571)
Interest expense	(25,062)	(27,499)	(75,586)	(86,184)
Depreciation and amortization	(46,463)	(42,793)	(136,009)	(126,207)
Other expenses	(335)	(16)	(617)	(48)
Impairment and other charges	(1,024)	-	(4,866)	-
Income from continuing operations	$ 30,894	$ 28,415	$ 79,982	$ 75,943

The assets for each of the reportable segments are summarized as follows as of September 30, 2014 and December 31, 2013:

Assets	2014	2013
Apartment communities
Core properties	$ 3,921,093	$ 3,958,260
Non-core properties	457,547	419,262
Reconciling items	92,486	90,355
Total assets	$ 4,471,126	$ 4,467,877

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

Included in discontinued operations for the three and nine months ended September 30, 2014 are the operating results of one apartment community sold during the nine months ended September 30, 2014 (the “2014 Disposed Community”).  Included in discontinued operations for the three and nine months ended September 30, 2013 are the operating results of four apartment communities sold in separate transactions during the year ended December 31, 2013 (“2013 Disposed Communities”) and the 2014 Disposed Community.  For purposes of the discontinued operations presentation, the Company only includes interest expense and losses from early extinguishment of debt associated with specific mortgage indebtedness of the properties that are sold or held for sale.

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

The results of discontinued operations are summarized for the three and nine months ended September 30, 2014 and 2013 as follows:

	Three Months		Nine Months
	2014	2013	2014	2013
Revenues:
Rental income	$-	$4,512	$2,015	$15,869
Property other income	-	366	286	1,528
Total revenues	-	4,878	2,301	17,397
Expenses:
Operating and maintenance	-	1,795	892	6,190
Interest expense (1)	-	662	1,109	3,605
Depreciation and amortization	-	1,212	260	4,200
Total expenses	-	3,669	2,261	13,995
Income (loss) from discontinued operations	-	1,209	40	3,402
Gain on disposition of property	-	-	31,306	45,004
Discontinued operations	$-	$1,209	$31,346	$48,406

(1)             Includes debt extinguishment costs and other one-time costs of $802 and $1,416 incurred as a result of repaying property specific debt triggered upon sale for the nine months ended September 30, 2014 and 2013, respectively.

13          COMMITMENTS AND CONTINGENCIES

Letters of Credit

As of September 30, 2014, the Company had issued $3,840 in letters of credit, which were provided under the Company’s $450,000 unsecured Credit Agreement.  The letters of credit were required to be issued under certain construction projects, workers’ compensation and health insurance policies.

Debt Covenants

The unsecured notes payable and unsecured Credit Agreement require the Company to maintain certain financial ratios and measurements including a limitation on outstanding indebtedness and a minimum interest coverage ratio. The Company was in compliance with these financial ratios for all periods presented.

Included in the Company’s consolidated balance sheet at September 30, 2014 are assets of its subsidiary Home Properties Fair Oaks, LLC, owner of The Courts at Fair Oaks, Fairfax County, VA, that are pledged as collateral for specific indebtedness and are not available to satisfy any other obligations of the Company.

HOME PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

13          COMMITMENTS AND CONTINGENCIES (continued)

Tax Protection Obligations

In connection with various UPREIT transactions, the Company agreed to maintain certain levels of nonrecourse debt for a period of 7 to 10 years associated with the contributed properties acquired.  In addition, the Company is restricted in its ability to sell certain contributed properties (6% of the owned portfolio at September 30, 2014) for a contract period of 7 to 10 years except through a tax deferred Internal Revenue Code Section 1031 like-kind exchange.  The remaining terms sale restrictions range from 1 month to 3 years.

Tax Credit Guarantee

For periods before October 13, 2010, the Company, through its general partnership interest in an affordable property limited partnership, had guaranteed certain low income housing tax credits to limited partners in this partnership through 2015 totaling approximately $3,000.  The Company’s general partner interest in this entity was sold on October 13, 2010.  The tax credit guarantee was reduced to a $3,000 secondary guarantee.  As of September 30, 2014, there were no known conditions that would make such payments necessary relating to the tax credit guarantee; therefore, no liability has been recorded in the financial statements.

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

14          SUBSEQUENT EVENTS

On October 28, 2014, the Board of Directors declared a dividend of $0.73 per share on the Company’s common stock and approved a distribution of $0.73 per UPREIT Unit for the quarter ended September 30, 2014.  The dividend and distribution are payable November 21, 2014, to stockholders and unitholders of record on November 10, 2014.

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

To the extent that the Company does not satisfy its short-term liquidity requirements through net cash flows provided by operating activities and its existing bank unsecured line of credit, it intends to satisfy such requirements through proceeds from the issuance of unsecured senior notes, from the issuance of its common stock through its equity offering program, described below, and from the sale of properties.

On November 11, 2013, Moody’s Investors Service assigned a Baa2 issuer rating to the Company with a rating outlook of stable.  On October 3, 2014, Standard & Poor’s Ratings Services assigned a BBB issuer rating to the Company with a rating outlook of stable.  On October 6, 2014, Fitch, Inc. reaffirmed the Company’s corporate credit rating of BBB with a rating outlook of positive.

Liquidity and Capital Resources (continued)

Cash Flow Summary

The Company’s cash flow activities for the nine months ended September 30, 2014 and 2013, respectively, are summarized as follows (in millions):

Operating Cash Flow Activities	2014	2013
Net income	$111	$124
Non-cash adjustments to net income	119	96
Cash provided by operating activities	$230	$220

The Company’s cash flow from operating activities was $230 million in 2014 compared to $220 million in 2013.  The increase is primarily attributable to interest expense savings as a result of paying off maturing debt over the past year.

Investing Cash Flow Activities	2014	2013
Proceeds from sale of properties	$106	$121
Purchase of properties and land for development	(76)	(28)
Capital improvements to properties including redevelopment	(100)	(108)
Construction in progress and predevelopment costs	(37)	(48)
Other investing activities	-	1
Cash used in investing activities	$(107)	$(62)

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

Cash used in investing activities was $107 million during 2014.  In 2014, the Company raised $106 million in net proceeds from the sale of one property with 864 units.  The Company purchased two properties with 624 units for $76 million.  Cash outflows for capital improvements and redevelopment were $95 million and $5 million, respectively.  Cash outflows for additions to construction in progress were $37 million which were primarily for the development of Eleven55 Ripley and The Courts at Spring Mill Station.

Cash used in investing activities was $62 million during 2013.  In 2013, the Company raised $121 million in net proceeds from the sale of three properties with 669 units.  These proceeds were partially used to fund the purchase of a land parcel for development for $28 million.  Cash outflows for capital improvements and redevelopment were $102 million and $6 million, respectively.  Cash outflows for additions to construction in progress were $48 million which were primarily for the development of Eleven55 Ripley and The Courts at Spring Mill Station.

Liquidity and Capital Resources (continued)

Cash Flow Summary (continued)

Financing Cash Flow Activities	2014	2013
Proceeds from equity issuance	$10	$312
Proceeds from unsecured debt	178	(56)
Secured debt repayments	(160)	(286)
Dividends and distributions	(148)	(135)
Other financing activities	1	(2)
Cash used in financing activities	$(119)	$(167)

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

Cash used in financing activities totaled $119 million for 2014, comprised primarily of reducing secured indebtedness.  Proceeds raised through the sale of common stock from stock option exercises of $10 million, combined with net proceeds from the unsecured line of credit of $178 million were more than offset by scheduled payments on mortgages of $23 million, payoff of mortgages of $137 million and distributions paid to stockholders and UPREIT Unitholders of $148 million.

Cash used in financing activities totaled $167 million for 2013, comprised primarily of reducing secured indebtedness.  Proceeds raised through the sale of common stock under the public offering of $268 million, the ATM offering of $28 million and from stock option exercises of $16 million, combined with proceeds from unsecured notes payable of $25 million during the period were more than offset by scheduled payments of mortgages of $26 million, payoff of mortgages of $260 million, repayment on the line of credit of $56 million, repayment of unsecured notes payable of $25 million and distributions paid to stockholders and UPREIT Unitholders of $135 million.

Unsecured Line of Credit

As of September 30, 2014, the Company had a $450 million unsecured line of credit agreement with M&T Bank and U.S. Bank National Association, as joint lead banks, and nine other participating commercial banks, with an initial maturity date of August 18, 2017 and a one-year extension, at the Company’s option.  The Company had $371 million outstanding under the credit facility on September 30, 2014.  The line of credit agreement provides the ability to issue up to $20 million in letters of credit.  While the issuance of letters of credit does not increase the borrowings outstanding under the line of credit, it does reduce the amount available.  At September 30, 2014, the Company had outstanding letters of credit of $3.8 million resulting in the amount available on the credit facility of $75.2 million.  Borrowings under the line of credit bear interest at a variable rate based on LIBOR, plus a spread from 1.00% to 2.00% based on the Company’s leverage ratio.  As of September 30, 2014, based on the Company’s leverage ratio, the LIBOR margin was 1.00%, and the one-month LIBOR was 0.19%; resulting in an effective rate of 1.19% for the Company.

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

Liquidity and Capital Resources (continued)

Unsecured Term Loans

On December 9, 2011, the Company entered into a $250 million five-year unsecured term loan with M&T Bank as lead bank, and ten other participating lenders, which was set to mature on December 8, 2016.  The term loan generated net proceeds of $248 million, after fees and closing costs, which were used to pay off an unsecured term loan, purchase an unencumbered property and acquire land for future development.  On August 19, 2013, the Company amended the term loan agreement to extend the maturity date to August 18, 2018.  No other changes were made to the terms of the unsecured term loan.  The loan bears monthly interest at a variable rate based on LIBOR, plus a spread from 1.00% to 2.00% based on the Company’s leverage ratio.  On July 19, 2012, the Company entered into two interest rate swap agreements with major financial institutions that effectively convert the variable LIBOR portion of this loan to a fixed rate of 0.685% through December 7, 2016.  On November 4, 2013, the Company entered into three additional interest rate swap agreements that effectively convert the variable LIBOR portion of this loan to a fixed rate of 2.604% for the period of December 8, 2016 through August 18, 2018.  As of September 30, 2014, based on the Company’s leverage ratio, the spread was 1.00%, and the swapped one-month LIBOR was 0.685%; resulting in an effective rate of 1.685% for the Company.  The loan has covenants that align with the unsecured line of credit facility.

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

Indebtedness

As of September 30, 2014, the weighted average interest rate on the Company’s total indebtedness of $2.5 billion was 4.18% with staggered maturities ranging from 5 months to 7 years and averaging approximately 4 years.  Approximately 84% of total indebtedness is at fixed rates, including the $250 million unsecured term loan subject to interest rate swap agreements.  This limits the exposure to changes in interest rates, minimizing the effect of interest rate fluctuations on the Company’s results of operations and cash flows.

Liquidity and Capital Resources (continued)

Unencumbered Assets

The value of the unencumbered asset pool (unencumbered assets as a percent of total undepreciated assets) was 57% as of September 30, 2014 compared to 52% as of December 31, 2013.  Higher levels of unsecured assets add borrowing flexibility because more capacity is available for unsecured debt under the terms of the Company’s unsecured line of credit agreement, and/or for the issuance of additional unsecured senior notes.  It also permits the Company to place secured financing on unencumbered assets if desired.

UPREIT Units

The Company believes that the issuance of UPREIT Units for property acquisitions will continue to be a potential source of capital for the Company.  During 2013 and continuing through September 30, 2014, there were no UPREIT Units issued for property acquisitions.

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

On March 3, 2010, the Company filed a Form S-3 universal shelf registration statement with the SEC having substantially the same provisions and purposes as the February 2013 registration statement.  The registration statement expired in March 2013.  Sales of common stock under the Company’s equity offerings from September 2010 to February 27, 2013 as described below were made under this registration statement.

Common Stock

On April 29, 2014, the stockholders of the Company approved an amendment to the Company’s Articles of Amendment and Restatement of the Articles of Incorporation, as amended, to increase the number of authorized shares of the Company’s Common Stock, par value $.01 per share, from 80,000,000 shares to 160,000,000 shares.

At-the-Market Equity Offering Program

On May 14, 2012, the Company filed a prospectus supplement with respect to an ATM equity offering program through which it is authorized to sell up to 4.4 million shares of common stock, from time to time in ATM offerings or negotiated transactions.  Through the second quarter of 2013, the Company issued 2,430,233 shares of common stock at an average price per share of $62.81, for aggregate gross proceeds of $152.6 million and aggregate net proceeds of $149.4 million after deducting commissions and other transaction costs of $3.2 million.  No shares were issued under the ATM equity offering program during the third and fourth quarters of 2013 or during 2014.  As of September 30, 2014, approximately 2.0 million shares remain available.

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

Liquidity and Capital Resources (continued)

Stock Repurchase Program

In 1997, the Board approved a stock repurchase program under which the Company may repurchase shares of its common stock or UPREIT Units (“Company Program”).  The shares and units may be repurchased through open market or privately negotiated transactions at the discretion of Company management.  The Board’s action did not establish a target stock price or a specific timetable for repurchase.  There were no repurchases under the Company Program during 2013 and through September 30, 2014.  The remaining authorization level as of September 30, 2014 is 2.3 million shares.  The Company will continue to monitor stock prices relative to management’s estimate of net asset value to determine the current best use of capital among our major uses of capital: stock buybacks, debt paydown to increase the unencumbered pool, acquisitions, rehabilitation and/or redevelopment of owned properties and development of new properties.

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

Property Development

Discontinuance of New Development

During the second quarter of 2014, the Company made a strategic decision to discontinue the Company’s business of developing new apartment communities.  The two projects currently under construction will be completed:  Eleven55 Ripley in Silver Spring, MD and The Courts at Spring Mill Station in Conshohocken, PA.  No additional new apartment communities will be started.  Land parcels previously held for development will not be developed by the Company.  Impairment and other charges of $3.8 million were incurred in the second quarter of 2014 in connection with the decision to discontinue new property development.

The Company expects to incur severance charges in connection with the elimination of development positions in the amount of $1.8 million.  Severance costs include severance, a stay bonus and unamortized equity compensation.  Employees are required to fulfill specific service requirements in order to earn the severance compensation.  Severance expense earned will be recorded ratably over the requisite service period during the third and fourth quarters of 2014 and the first quarter of 2015.  During the three month period ended September 30, 2014, the Company recognized severance costs in the amount of $1.0 million which is included in impairment and other charges.

Current Construction Projects

Eleven55 Ripley, a 379 unit high rise development consisting of two buildings, a 21 story high-rise and a 5 story mid-rise, is located in Silver Spring, Maryland.  Construction commenced in the fourth quarter of 2011, and is expected to continue through the fourth quarter of 2014.  Initial occupancy occurred in the fourth quarter of 2013 with 239 of 351 available units leased or preleased as of September 30, 2014.  The construction in progress for this development was $63.3 million as of September 30, 2014 and the total estimated cost is $113 million.

The Courts at Spring Mill Station, a 385 unit development consisting of two buildings, being built in a combination donut/podium style, is located in Conshohocken, Pennsylvania.  Construction commenced in the second quarter of 2012, and is expected to continue through the first quarter of 2015 with initial occupancy in the fourth quarter of 2014.  The construction in progress for this development was $66.4 million as of September 30, 2014 and the total estimated cost is $89 million.

Property Development (continued)

Redevelopment

The Company has one project under redevelopment.  Arbor Park, located in Alexandria, Virginia, has 851 garden apartments in fifty-two buildings built in 1967.  The Company plans to extensively renovate all of the units over several years on a building by building basis.  As of September 30, 2014, there were six buildings with 105 units under renovation and forty-one buildings with 674 units completed and 616 of those units occupied, with rents in the renovated units averaging $1,688 compared to $1,360 for the existing non-renovated units.  As of September 30, 2014, the Company has incurred costs of $27.3 million for the renovation which is included in buildings, improvements and equipment.  The entire project is expected to be completed in 2015 for a total estimated cost of $32 million.

Contractual Obligations and Other Commitments

The primary obligations of the Company relate to its borrowings under the unsecured line of credit, unsecured notes and mortgage notes.  The Company’s line of credit matures in August 2017 (not including a one-year extension at the option of the Company), and had $371 million in loans and letters of credit totaling $3.8 million outstanding at September 30, 2014.  The $450 million in unsecured notes have maturities ranging from approximately 4 to 7 years.  The $1.7 billion in mortgage notes have varying maturities ranging from 5 months to 7 years.  The weighted average interest rate of the Company’s secured debt was 5.18% at September 30, 2014.  The weighted average interest rate on the Company’s total indebtedness of $2.5 billion at September 30, 2014 was 4.18%.

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

The Company estimates, that on an annual basis, $900 and $848 per apartment unit is spent on recurring capital expenditures in 2014 and 2013, respectively.  During the three months ended September 30, 2014 and 2013, approximately $225 and $212 per apartment unit, respectively, was estimated to be spent on recurring capital expenditures. For the nine months ended September 30, 2014 and 2013, approximately $675 and $636 per apartment unit, respectively, was estimated to be spent on recurring capital expenditures.

Capital Improvements (continued)

The table below summarizes the actual total capital improvements incurred by major categories for the three and nine months ended September 30, 2014 and 2013 and an estimate of the breakdown of total capital improvements by major categories between recurring, and non-recurring revenue generating, capital improvements for the three and nine months ended September 30, 2014 as follows:

	For the three months ended September 30,
	2014						2013
			Non-		Total		Total
	Recurring	Per	Recurring	Per	Capital	Per	Capital	Per
	Cap Ex	Unit(a)	Cap Ex	Unit(a)	Improvements	Unit(a)	Improvements	Unit(a)
New buildings	$-	$-	$355	$9	$355	$9	$125	$3
Major building improvements	1,289	32	4,436	108	5,725	140	6,979	175
Roof replacements	389	10	1,127	28	1,516	38	1,041	26
Site improvements	706	17	6,520	159	7,226	176	5,016	126
Apartment upgrades	1,124	27	10,484	256	11,608	283	12,758	320
Appliances	1,956	48	-	-	1,956	48	2,000	50
Carpeting, flooring	2,619	64	1,992	49	4,611	113	4,454	112
HVAC, mechanicals	911	22	4,174	102	5,085	124	6,338	159
Miscellaneous	215	5	646	16	861	21	830	21

Total	$9,209	$225	$29,734	$727	$38,943	$952	$39,541	$992

(a)     Calculated using the weighted average number of units owned, including 39,916 core units, 2013 acquisition units of 457, and 2014 acquisition units of 550 for the three months ended September 30, 2014.

	For the nine months ended September 30,
	2014						2013
			Non-		Total		Total
	Recurring	Per	Recurring	Per	Capital	Per	Capital	Per
	Cap Ex	Unit(a)	Cap Ex	Unit(a)	Improvements	Unit(a)	Improvements	Unit(a)
New buildings	$-	$-	$858	$21	$858	$21	$379	$9
Major building improvements	3,834	94	10,778	266	14,612	360	17,907	449
Roof replacements	1,156	28	2,003	49	3,159	77	3,103	78
Site improvements	2,100	52	12,515	308	14,615	360	10,168	255
Apartment upgrades	4,187	103	24,695	609	28,882	712	30,739	770
Appliances	4,973	123	-	-	4,973	123	5,059	127
Carpeting, flooring	7,791	192	2,632	65	10,423	257	10,193	255
HVAC, mechanicals	2,708	67	10,190	251	12,898	318	13,863	347
Miscellaneous	639	16	1,767	44	2,406	60	2,937	74

Totals	$27,388	$675	$65,438	$1,613	$92,826	$2,288	$94,348	$2,364

(a)     Calculated using the weighted average number of units owned, including 39,916 core units, 2013 acquisition units of 457, and 2014 acquisition units of 203 for the nine months ended September 30, 2014.

Capital Improvements (continued)

The schedule below summarizes the breakdown of total capital improvements between core and non-core as follows:

	For the three months ended September 30,
	2014						2013
			Non-		Total		Total
	Recurring	Per	Recurring	Per	Capital	Per	Capital	Per
	Cap Ex	Unit(a)	Cap Ex	Unit(a)	Improvements	Unit(a)	Improvements	Unit(a)
Core Communities	$8,982	$225	$28,425	$712	$37,407	$937	$39,541	$992
2014 Acquisition Communities	124	225	71	129	195	355	-	-
2013 Acquisition Communities	103	225	1,238	2,709	1,341	2,934	-	-
Sub-total	9,209	225	29,734	727	38,943	952	39,541	992
2014 Disposed Community	-	-	-	-	-	-	118	137
2013 Disposed Communities	-	-	-	-	-	-	67	195
Corporate office expenditures(b)	-	-	-	-	515	-	664	-

Total	$9,209	$225	$29,734	$727	$39,458	$952	$40,390	$966

(a)     Calculated using the weighted average number of units owned, including 39,916 core units, 2013 acquisition units of 457, and 2014 acquisition units of 550 for the three months ended September 30, 2014; and 39,916 core units, 2013 disposed units of 344, and 2014 disposed units of 864 for the three months ended September 30, 2013.

(b)    No distinction is made between recurring and non-recurring expenditures for corporate office.  Corporate office expenditures include principally computer hardware, software, office furniture, fixtures and leasehold improvements.  Corporate office expenditures are excluded from per unit figures.

	For the nine months ended September 30,
	2014						2013
			Non-		Total		Total
	Recurring	Per	Recurring	Per	Capital	Per	Capital	Per
	Cap Ex	Unit(a)	Cap Ex	Unit(a)	Improvements	Unit(a)	Improvements	Unit(a)
Core Communities	$26,943	$675	$62,483	$1,565	$89,426	$2,240	$94,348	$2,364
2014 Acquisition Communities	137	675	62	305	199	980	-	-
2013 Acquisition Communities	308	675	2,893	6,329	3,201	7,004	-	-
Sub-total	27,388	675	65,438	1,613	92,826	2,288	94,348	2,364
2014 Disposed Community	45	248	-	-	45	248	513	594
2013 Disposed Communities	-	-	-	-	-	-	377	669
Corporate office expenditures(b)	-	-	-	-	1,593	-	1,830	-

Totals	$27,433	$673	$65,438	$1,606	$94,464	$2,279	$97,068	$2,304

(a)     Calculated using the weighted average number of units owned, including 39,916 core units, 2013 acquisition units of 457, 2014 acquisition units of 203, and 2014 disposed units of 180 for the nine months ended September 30, 2014; and 39,916 core units, 2013 disposed units of 563, and 2014 disposed units of 864 for the nine months ended September 30, 2013.

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

Summary of Core Properties

The Company had 115 apartment communities with 39,916 units which were owned during the three and nine months ended September 30, 2014 and 2013 (the “Core Properties”).  The Company has one property with 851 units undergoing significant renovations that began in 2011; therefore, the operating results for 2014 are not comparable to 2013 due to those units being taken out of service during the redevelopment period (the “Redevelopment Property”).  The Company acquired two apartment communities with 457 units, placed into service another 90 units at one development community during 2013; and acquired two apartment communities with 624 units and had another 261 units become available to rent at one development community during 2014 (the “Acquisition Communities”).  The inclusion of these acquired and developed communities generally accounted for the significant changes in operating results for the three and nine months ended September 30, 2014 as compared to the operating results for the three and nine months ended September 30, 2013.

A summary of the net operating income for Core Properties is as follows:

	Three Months					Nine Months
	2014	2013	$ Change	% Change		2014	2013	$ Change	% Change
Rental Income	$150,900	$146,170	$4,730	3.2%		$447,965	$436,609	$11,356	2.6%
Utility recovery revenue	5,063	4,772	291	6.1%		18,832	17,205	1,627	9.5%
Rent including recoveries	155,963	150,942	5,021	3.3%		466,797	453,814	12,983	2.9%
Property other income	7,198	7,144	54	0.8%		21,497	21,209	288	1.4%
Total revenue	163,161	158,086	5,075	3.2%		488,294	475,023	13,271	2.8%
Operating and maintenance	(59,014)	(55,846)	(3,168)	(5.7%	)	(180,895)	(171,365)	(9,530)	(5.6%	)
Net operating income	$104,147	$102,240	$1,907	1.9%		$307,399	$303,658	$ 3,741	1.2%

A summary of the net operating income for the Company as a whole is as follows:

	Three Months					Nine Months
	2014	2013	$ Change	% Change		2014	2013	$ Change	% Change
Rental Income	$158,535	$149,588	$8,947	6.0%		$465,910	$446,194	$19,716	4.4%
Utility recovery revenue	5,217	4,860	357	7.3%		19,248	17,578	1,670	9.5%
Rent including recoveries	163,752	154,448	9,304	6.0%		485,158	463,772	21,386	4.6%
Property other income	7,537	7,280	257	3.5%		22,236	21,571	665	3.1%
Total revenue	171,289	161,728	9,561	5.9%		507,394	485,343	22,051	4.5%
Operating and maintenance	(62,245)	(57,060)	(5,185)	(9.1%	)	(189,006)	(175,061)	(13,945)	(8.0%	)
Net operating income	$109,044	$104,668	$4,376	4.2%		$318,388	$310,282	$ 8,106	2.6%

Results of Operations (continued)

Comparison of three months ended September 30, 2014 to the same period in 2013

Of the $8,947 increase in rental income, $4,217 is attributable to the Acquisition Communities and Redevelopment Property.  The balance, an increase of $4,730, relates to a 3.2% increase from the Core Properties as the result of an increase of 2.6% in weighted average rental rates to $1,340 from $1,306 per apartment unit, and by a 0.5% increase in economic occupancy to 94.0% from 93.5%.  Economic occupancy is defined as total possible rental income, net of vacancy and bad debt expense, as a percentage of total possible rental income.  Total possible rental income is determined by valuing occupied units at contract rents and vacant units at market rents.  Of the $357 increase in utility recovery revenue, $291 is attributable to the Core Properties and $66 is attributable to the Acquisition Communities and Redevelopment Property.  The increase in Core Properties is due primarily to the rollout of a trash recovery program in mid-2013 plus the pass through to residents of new storm water fees in certain regions.

Property other income, which consists primarily of income from operation of laundry facilities, late charges, administrative fees, garage and carport rentals, revenue from corporate apartments, cable revenue, pet charges, and miscellaneous charges to residents, increased by $257.  Of the increase, $54 is attributable to the Core Properties, and $203 is attributable to the Acquisition Communities and Redevelopment Property.  The increase in Core Properties is primarily from increases in cable revenue and lower bad debt expense, partially offset by decreases in revenue from corporate apartments, damages and remarketing fees.

Of the $5,185 increase in operating and maintenance expenses, $2,017 is attributable to the Acquisition Communities and Redevelopment Property and $3,168 is attributable to the Core Properties.  The increase in Core Properties is primarily due to increases in water & sewer costs, repairs & maintenance expense and real estate taxes, partially offset by a decrease in personnel costs and property insurance costs.

Water & sewer costs were up $212, or 4.4%, from the 2013 period due primarily to new fees for storm water handling instituted by municipalities in our Mid-Atlantic region.

Repairs & maintenance expense was up $1,527, or 18.0%, primarily due to proceeds from an insurance claim exceeding the cost basis of destroyed assets, related to a significant fire in the 2013 period of $1,227.  Without the impact of the fire loss, the recurring repairs & maintenance expenses increased $300, or 3.1%.

Real estate taxes were up $1,977, or 12.9%, primarily due to annual tax assessment increases and the 2013 period experiencing a $608 non-recurring decrease from successful tax incentive programs and tax assessment challenges. The Company continues to challenge tax assessments on existing properties.

Personnel costs decreased $305, or 2.3%, primarily due to an $809 decrease of workers compensation self-insurance reserves in the 2014 period, compared to a reserve decrease of $160 in the 2013 period, which reflects ongoing efforts towards the proactive settlement of prior year claims and the positive impacts of the Company’s safety in the workplace initiatives.  Without the impact of the reserve adjustments, personnel costs increased $344, or 2.6%, reflecting the annual wage increase.

Property insurance decreased $204, or 8.5%, primarily due to the 2013 period including unusually high property losses from a significant fire at one of the Company’s communities.

General and administrative expenses decreased $864, or 14.0%.  General and administrative expenses as a percentage of total revenues were 3.1% for 2014 as compared to 3.7% for 2013.  Stock-based compensation costs were $476 lower than the same period of 2013 due primarily to restricted stock grants to non-executives (which are granted in the second quarter of each period) at or near official retirement age resulting in these grants being expensed immediately, or one year less based on age which resulted in $348 lower expense and the discontinuance of stock option grants in 2014 which resulted in $128 lower expense.  In addition, the 2014 corporate bonus costs were $466 less than the 2013 period.

Interest expense decreased by $2,437, or 8.9%, in 2014 primarily as a result of paying off $109,000 in maturing loans on several Core Properties over the past year.  In addition, the Acquisition Communities were acquired without secured mortgage debt.  Refer to the information under the heading “Liquidity and Capital Resources” above for specific discussion of debt transactions impacting the average rate and overall interest expense.

Results of Operations (continued)

Depreciation and amortization expense increased $3,670, or 8.6%, due to the depreciation on the Acquisition Communities and the capital additions to the Core Properties and Redevelopment Property.

Other expenses of $335 in 2014 and $16 in 2013 are property acquisition costs of the Acquisition Communities.

Impairment and other charges of $1,024 were incurred in the third quarter of 2014 in connection with the decision to discontinue new property development and represent severance accruals and accelerated recognition of stock-based compensation over the remaining service period of development personnel.

Comparison of nine months ended September 30, 2014 to the same period in 2013

Of the $19,716 increase in rental income, $8,175 is attributable to the Acquisition Communities and $185 is attributable to the Redevelopment Property.  The balance, an increase of $11,356, relates to a 2.6% increase from the Core Properties as the result of an increase of 2.7% in weighted average rental rates to $1,325 from $1,290 per apartment unit, partially offset by a 0.1% decrease in economic occupancy to 94.1% from 94.2%.  Economic occupancy is defined as total possible rental income, net of vacancy and bad debt expense, as a percentage of total possible rental income.  Total possible rental income is determined by valuing occupied units at contract rents and vacant units at market rents.  Of the $1,670 increase in utility recovery revenue, $1,627 is attributable to the Core Properties and $43 is attributable to the Acquisition Communities and Redevelopment Property.  The higher Core Properties utility recovery revenue is a direct result of higher energy consumption due to the extreme cold weather experienced during the 2014 period and initiating a trash recovery program which began in the second quarter of 2013.

Property other income, which consists primarily of income from operation of laundry facilities, late charges, administrative fees, garage and carport rentals, revenue from corporate apartments, cable revenue, pet charges, and miscellaneous charges to residents, increased by $665.  Of the increase, $288 is attributable to the Core Properties, $351 is attributable to the Acquisition Communities and $26 is attributable to the Redevelopment Property.  The increase in Core Properties is primarily from increases in cable revenue, pet charges, late charges, damages and lower bad debt expense, partially offset by decreases in revenue from corporate apartments and remarketing fees.

Of the $13,945 increase in operating and maintenance expenses, $4,350 is attributable to the Acquisition Communities, $68 is attributable to the Redevelopment Property and $9,530 is attributable to the Core Properties.  The increase in Core Properties is primarily due to increases in natural gas heating, repairs & maintenance expense, property insurance, real estate taxes, and snow removal expense, partially offset by lower property management general & administrative costs.

Natural gas heating costs were up $812, or 8.3%, from a year ago due to a significant increase in consumption due to the extreme cold winter of 2014 compared to slightly warmer than average temperatures in the 2013 period, partially offset by lower commodity rates.  For 2014, our natural gas weighted average cost, including transportation of $3.00 per decatherm, was $7.65 per decatherm, compared to $7.80 per decatherm for the 2013 period, a 1.9% decrease.

Repairs & maintenance expense was up $2,085, or 8.8%, partly due to accounting for involuntary conversions related to fires and floods and the associated insurance claims at certain properties.  Without the impact of these recoveries, the recurring repairs & maintenance expenses increased $743, or 3.0%, primarily due to increased costs related to the harsh winter in the first quarter of 2014.

Property insurance increased $2,046, or 42.2%, primarily due to higher self insured property losses in 2014 compared to 2013.  The 2014 losses were comprised of seventy-five properties experiencing $814 in losses due to pipe breaks caused by the extreme cold weather in all of our regions and $336 in water intrusion related losses due to heavy wind and severe rain storms that impacted a significant number of our properties in the Mid-Atlantic regions.  The 2013 period contained a $288 one-time insurance reimbursement and experienced no significant storm or weather-related losses.  The 2014 general liability losses were $241, or 20.5% higher than 2013, due to the impact of the harsher winter conditions experienced in 2014 compared to the mild winter in 2013.  Without the impact of the major items above, recurring property and general liability insurance costs were up $367, or 7.6%.

Results of Operations (continued)

Real estate taxes were up $2,593, or 5.5%, primarily due to annual tax assessment increases some of which are triggered by our investments in apartment upgrades and repositioning. In addition, the 2014 period contained prior period refunds and tax abatements of $73 compared to $608 in 2013.  Without these refunds and tax abatements real estate taxes were up $2,058, or 4.3%.  The Company continues to challenge tax assessments on existing properties.

Snow removal costs were up $1,111, or 122.1%, due primarily to the Mid-Atlantic region experiencing significantly higher than normal snowfall and more numerous snow storms than in the 2013 period.

Property management general & administrative costs decreased $315, or 2.5%.  Despite increases in the number of apartment communities and units, the Company has been able to offset costs of growth due to its scalable operating platform, including efficiencies enabled by key application software investments.

General and administrative expenses decreased in 2014 by $899, or 4.0%.  General and administrative expenses as a percentage of total revenues were 4.2% for 2014 as compared to 4.5% for 2013.  Stock-based compensation costs were $101, or 1.3% higher due primarily to $452 increased executive equity compensation from the performance based restricted stock unit program that began in 2012 and $200 higher director restricted grants due to the addition of two new directors in 2014 which was partially offset by $551 lower stock option expense due to the discontinuance of stock option grants in 2014.  In addition, the 2014 corporate bonus costs were $1,223 less than the 2013 period.

Interest expense decreased by $10,598, or 12.3%, in 2014 primarily as a result of paying off $109,000 in maturing loans on several Core Properties over the past year.  In addition, the Acquisition Communities were acquired without secured mortgage debt.  Refer to the information under the heading “Liquidity and Capital Resources” above for specific discussion of debt transactions impacting the average rate and overall interest expense.

Depreciation and amortization expense increased $9,802, or 7.8%, due to the depreciation on the Acquisition Communities and the capital additions to the Core Properties and Redevelopment Property.

Other expenses of $617 in 2014 and $48 in 2013 are property acquisition costs of the Acquisition Communities.

Impairment and other charges of $4,866 were incurred in 2014 in connection with the decision to discontinue new property development.

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

The calculation of FFO, and FFO as adjusted, and reconciliation to GAAP net income attributable to common stockholders for the three and nine months ended September 30, 2014 and 2013 are presented below (in thousands):

	Three Months		Nine Months
	2014	2013	2014	2013
Net income attributable to common stockholders	$26,244	$25,038	$94,504	$103,954
Real property depreciation and amortization	45,882	43,472	134,557	128,832
Noncontrolling interest	4,650	4,586	16,824	20,395
Gain on disposition of property	-	-	(31,306)	(45,004)
FFO – Basic and Diluted, as defined by NAREIT	76,776	73,096	214,579	208,177
Loss from early extinguishment of debt in connection with sale of real estate	-	-	802	1,416
FFO – Basic and Diluted, as adjusted by the Company	$76,776	$73,096	$215,381	$209,593
Weighted average common shares/units outstanding (1):
Basic	67,611.3	66,717.3	67,458.8	63,834.0
Diluted	68,169.1	67,291.0	67,946.0	64,441.3

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

Dividends and Distributions

On October 28, 2014, the Board of Directors declared a dividend of $0.73 per share on the Company’s common stock and approved a distribution of $0.73 per UPREIT Unit for the quarter ended September 30, 2014.  This is the equivalent of an annual dividend/distribution of $2.92 per share/unit.  The dividend and distribution are payable November 21, 2014, to stockholders and unitholders of record on November 10, 2014.

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

ITEM 3.                        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s primary market risk exposure is interest rate risk.  The Company’s debt is summarized as follows:

	September 30, 2014				December 31, 2013
	Amount (Millions)	Weighted- Average Maturity Years	Weighted- Average Interest Rate	Percent of Total	Amount (Millions)	Weighted- Average Maturity Years	Weighted- Average Interest Rate	Percent of Total
Fixed rate secured debt	$1,630	3.72	5.21%	65.8%	$1,731	4.42	5.21%	70.5%

Variable rate secured debt	24	2.50	2.90%	1.0%	83	3.08	3.02%	3.4%

Fixed rate unsecured debt(a)	450	4.49	2.96%	18.2%	450	5.24	2.96%	18.2%

Variable rate unsecured debt	371	2.88	1.19%	15.0%	193	3.63	1.19%	7.9%

Total	$2,475	3.72	4.18%	100.0%	$2,457	4.46	4.41%	100.0%

(a)    Includes $250 million of variable rate debt that the one-month LIBOR was swapped to a fixed rate of 0.685% at September 30, 2014 and December 31, 2013.

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

At September 30, 2014 and December 31, 2013, the fair value of the Company’s total debt, including the unsecured notes payable and line of credit, amounted to a liability of $2.58 billion and $2.55 billion, respectively, compared to its carrying amount of $2.48 billion and $2.46 billion, respectively.  The Company estimates that a 100 basis point increase in market interest rates at September 30, 2014 would have changed the fair value of the Company’s total debt to a liability of $2.50 billion and would result in $3.9 million higher interest expense on the variable rate debt on an annualized basis.

The Company intends to continuously monitor and actively manage interest costs on its variable rate debt portfolio and may enter into swap positions based upon market fluctuations.  Accordingly, the cost of obtaining such interest rate protection agreements in relation to the Company’s access to capital markets will continue to be evaluated.  The Company has not, and does not plan to, enter into any derivative financial instruments for trading or speculative purposes.  In addition, the Company believes that it has the ability to obtain funds through additional debt and equity offerings and the issuance of UPREIT Units for property acquisitions.  As of September 30, 2014, the Company had no other material exposure to market risk.

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

The principal executive officer and principal financial officer evaluated, as of September 30, 2014, the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) and have determined that such disclosure controls and procedures are effective.

There have been no changes in the internal controls over financial reporting identified in connection with that evaluation, or that occurred during the third quarter of the year ending December 31, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A.     RISK FACTORS

Refer to the Risk Factors disclosure in the Company’s Form 10-K for the year ended December 31, 2013.  There have been no material changes in these risk factors during the nine months ended September 30, 2014 and through the date of this report.

ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES; USE OF PROCEEDS FROM REGISTERED SECURITIES

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

The Company has a stock repurchase program, approved by its Board of Directors (the “Board”), under which it may repurchase shares of its common stock or UPREIT Units (the “Company Program”).  The shares and units may be repurchased through open market or privately negotiated transactions at the discretion of Company management.  The Board’s action did not establish a specific target stock price or a specific timetable for share repurchase.  At September 30, 2014, the Company had authorization to repurchase 2,291,160 shares of common stock and UPREIT Units under the Company Program.  During the nine months ended September 30, 2014, the Company did not repurchase any shares under the Company Program.  The last year where the Company repurchased any shares under the program was 2008.

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

The following table summarizes the total number of shares (units) repurchased by the Company during the quarter ended September 30, 2014:

	Total	Average	Maximum shares/units
	shares/units	price per	available under the
Period	Purchased (1)(2)	share/unit	Company Program
Balance, June 30, 2014			2,291,160
July 1 to 31, 2014	-	$ -	2,291,160
August 1 to 31, 2014	29	63.67	2,291,160
September 1 to 30, 2014	1,629	63.83	2,291,160
Balance, September 30, 2014	1,658	$ 63.83	2,291,160

(1)    Shares of common stock in the amount of 1,130 already owned by restricted stock award holders were used by those holders to pay the taxes associated with their award vesting;

(2)    The Company repurchased 528 shares of common stock through share repurchases by the transfer agent in the open market in connection with the Company’s 401(k) Savings Plan employee deferral and Company matching elections.

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

HOME PROPERTIES, INC.
(Registrant)

Date:	October 31, 2014

By:	/s/ Edward J. Pettinella
Edward J. Pettinella
President and Chief Executive Officer

Date:	October 31, 2014

By:	/s/ David P. Gardner
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

101

XBRL (eXtensible Business Reporting Language). The following materials from the Home Properties, Inc. Quarterly Report on Form 10-Q for the period ended September 30, 2014, formatted in XBRL: (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of comprehensive income, (iv) consolidated statements of equity, (v) consolidated statements of cash flows and (vi) notes to consolidated financial statements.  As provided in Rule 406T of Regulation S-T, this information is filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

Filed herewith