Form 10-K
period 2014-12-31
HOME PROPERTIES INC
filed 2015-02-24
CIK 923118

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes	☑	No	☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.        ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes	☐	No	☑

As of June 30, 2014, the aggregate market value of the 56,586,875 shares of common stock held by non-affiliates was $3,619,296,525 based on the last reported closing sale price of $63.96 per share on the New York Stock Exchange on June 30, 2014.

As of February 11, 2015, there were 57,789,541 shares of common stock, $0.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Part Into Which Incorporated
Proxy Statement for the Annual Meeting of Stockholders to be held on April 28, 2015	Part III

HOME PROPERTIES, INC.

PART I

Forward-Looking Statements

This Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Our actual results could differ materially from those set forth in each forward-looking statement.  Certain factors that might cause such a difference are discussed in this report, including in the section entitled “Forward-Looking Statements” on page 59 of this Form 10-K.

Item 1.   Business

The Company

Home Properties, Inc. (“Home Properties” or the “Company”) was formed in November 1993 as a Maryland corporation.  Home Properties is a self-administered and self-managed real estate investment trust (“REIT”) that owns, operates, acquires and repositions apartment communities in suburbs of major metropolitan areas, primarily along the East Coast of the United States.  The Company completed an initial public offering of 5,408,000 shares of common stock (the “IPO”) on August 4, 1994 and is traded on the New York Stock Exchange (“NYSE”) under the symbol “HME”.  The Company is included in S&P’s MidCap 400 Index.

The Company conducts its business through Home Properties, L.P. (the “Operating Partnership”), a New York limited partnership, and a management company, Home Properties Resident Services, Inc. (“HPRS”), a Maryland corporation.  At December 31, 2014, the Company held 85.2% (84.8% at December 31, 2013) of the limited partnership units in the Operating Partnership (“UPREIT Units”).

Home Properties, through its affiliates described above, owned and operated 121 communities with 42,107 apartment units (the “Communities” or the “Properties”) as of December 31, 2014:

		Apartment
Market Area	Communities	Units
Washington, D.C.	28	11,221
Baltimore	23	10,477
Philadelphia	20	5,859
Long Island	14	3,586
Northern New Jersey	13	3,578
Boston	13	3,556
Chicago	8	2,994
Southeast Florida	2	836
Totals	121	42,107

The Company’s mission is to maximize long-term shareholder value by acquiring, repositioning, managing and owning market-rate apartment communities while enhancing the quality of life for our residents and providing employees with opportunities for growth and accomplishment.  Our vision is to be a prominent owner and manager of market-rate apartment communities located in high barrier, high growth markets.  We expect to maintain or grow portfolios in markets that profitably support our mission as economic conditions permit.

The Company (continued)

The Company’s long-term business strategies include:

•                  proactively managing and improving our communities to increase net operating income;

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

Structure

The Company was formed in November 1993 as a Maryland corporation and is the general partner of the Operating Partnership.  On December 31, 2014, it held an 85.2% partnership interest in the Operating Partnership comprised of: a 1.0% interest as sole general partner; and an 84.2% limited partner interest through its wholly owned subsidiary, Home Properties I, LLC, which owns 100% of Home Properties Trust, the actual limited partner of the Operating Partnership.  The holders of the remaining 14.8% of the UPREIT Units are certain individuals and entities who received UPREIT Units as consideration for their interests in entities owning apartment communities purchased by the Operating Partnership, including certain officers of the Company.

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

In September 1997, Home Properties Trust (“the QRS”) was formed as a Maryland real estate trust and as a qualified REIT subsidiary.  The QRS is wholly owned by Home Properties I, LLC which is owned 100% by the Company.  The QRS is a limited partner of the Operating Partnership and holds all of the Company’s interest in the Operating Partnership, except for the 1% held directly by the Company as sole general partner.

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

•                  recycling assets by disposing of properties in low-growth markets and those that have reached their potential or are less efficient to operate due to size or remote location;

•                  balancing a decentralized property management philosophy with the efficiencies of centralized support functions and accountability, including rent optimization and volume purchasing;

•                  enhancing the quality of living for residents by improving service and physical amenities at each community in an environmentally responsible manner;

•                  adopting new technology to minimize time and cost of administration and maximize efforts to attract and serve residents;

•                  utilizing its written “Pledge” of customer satisfaction, the foundation on which the Company’s brand was built; and

•                  focusing on expense control while improving the level of service to residents.

The Company has a strategy of acquiring mature C/B- apartment communities and repositioning them to B/B+ properties.  Since its 1994 IPO, the Company has acquired and redeveloped 224 communities, containing approximately 63,000 units.  The repositioning process targets a minimum 10% cash-on-cash return on investment.  It is expected that capital expenditures in 2015 for repositioning activities will be in-line with 2014 levels, as residents continue to prefer an upgraded apartment at a higher monthly rent in a recovering economic environment.

As a result of the Company’s long and successful history in the redevelopment of apartment communities, our employees have significant design and construction management skills.  The complete repositioning of a community can take place over a five to seven year period.  The comprehensive process typically begins with improvements in landscaping, signage and common areas.  Exterior improvements increase curb appeal and marketability of the property.  Deferred maintenance is corrected, which can include new HVAC systems, roofs, balconies and windows.  At many properties, community centers and swimming pools are added or upgraded.  Apartment interiors are renovated when residents move out, with the most significant investments made in the upgrade of kitchens and baths.  Complete remodeling of dated kitchens and bathrooms typically includes new appliances, flooring, counters, cabinets, lighting, tile, fixtures, sinks, bathtubs and toilets.  It may include the removal of kitchen walls to create an open concept living space.  When feasible, in-unit washers and dryers are added.  Repositioning efforts significantly increase a property’s rental income, net operating income and market value.

Acquisition, Disposition and Development Strategies

The Company’s strategy is to grow primarily through acquisitions in the suburbs of major metropolitan markets that are near public transportation and major highways and have significant barriers to new construction, limited new apartment supply, easy access to the Company’s headquarters and sufficient apartments available for acquisition to achieve a critical mass.  Other characteristics of targeted markets include:  acquisition opportunities below replacement costs, a mature housing stock, high average single-family home prices, a favorable supply/demand relationship, stable or moderate job growth, reduced vulnerability to economic downturns and large prime renter populations including immigrants and young adults in their twenties and early thirties.

The Company currently expects its growth to occur within its eight existing markets.  The Company’s largest markets include the suburbs of Baltimore, Boston, New York City, Philadelphia and Washington, D.C.  Continued geographic specialization is expected to have a greater impact on operating efficiencies as compared to the widespread accumulation of properties.  The Company will continue to pursue the acquisition of individual properties as well as multi-property portfolios.  It may also consider strategic investments in other apartment companies, as well as strategic alliances.

During 2014, the Company acquired three communities in suburban Philadelphia and Chicago with a total of 1,052 units for an aggregate consideration of $142 million, or an average of approximately $134,500 per apartment unit.  The weighted average expected first year capitalization rate for the acquired communities was 6.3%.  Capitalization rate (“cap rate”) is defined as the rate of interest used to convert the first year expected net operating income (“NOI”) less a 2.7% management fee into a single present value.  NOI is defined by the Company as rental income and property other income less operating and maintenance expenses.  For a reconciliation of NOI to income from continuing operations, please refer to Note 12 to Consolidated Financial Statements, under Part IV, Item 15 of this Form 10-K.

The Company believes that it will have the opportunity to make acquisitions during 2015 and has projected $250 million to $350 million in purchases for the year.

The Company sold three communities in 2014 with a total of 1,527 units for approximately $217 million, resulting in a weighted average unlevered internal rate of return (“IRR”) of 10.0%.  IRR is defined as the discount rate at which the present value of the future cash flows of the investment is equal to the cost of the investment.  The Company sold four communities in 2013 with a total of 1,013 units for approximately $192 million, resulting in a weighted average IRR of 11.3%.  The Company has identified additional communities for sale in 2015 and will continue to evaluate the sale of its communities.  The Company expects to dispose of between $100 million and $200 million of properties in 2015.  Typically, a property will be targeted for sale if management believes that it has reached its potential or if it is located in a slower growth market or is less efficient to operate.

The Company announced in July 2014 that it was exiting the business of developing new apartment communities. The two projects currently under construction will be completed - Eleven55 Ripley in Silver Spring, Maryland and The Courts at Spring Mill Station in Conshohocken, Pennsylvania. No additional new apartment communities will be started. Land parcels that will not be developed are being marketed for sale.

Management believes it is in the best interest of the Company’s stockholders to dissolve the new development platform and focus 100% on the Company’s core differentiating strategy of acquiring and redeveloping mature apartment communities. This change in strategy is a positive one as it simplifies the investment story for the Company, reduces risk, and allows management to spend more time on what the Company does best - own, operate, acquire, and reposition Class C/B apartment communities.

Financing and Capital Strategies

The Company intends to continue to adhere to the following financing policies:

•                  maintaining a ratio of debt-to-total value (total debt of the Company as a percentage of the value (using the Company’s value as calculated under the terms of the line of credit facility)) of approximately 38.0% or less;

•                  utilizing primarily fixed rate debt;

•                  varying debt maturities to avoid significant exposure to interest rate changes upon refinancing; and

•                  maintaining a line of credit so that it can respond quickly to acquisition opportunities.

On December 31, 2014, the Company’s debt was approximately $2.5 billion and the debt-to-total market capitalization ratio was 35.6% based on the year-end closing price of the Company’s common stock of $65.60.  The weighted average interest rate on the Company’s mortgage debt as of December 31, 2014 was 5.17% and the weighted average maturity was approximately three and a half years.  Debt maturities are staggered.  Excluding the Company’s line of credit and 180-day bank term loan balance as of December 31, 2014, an average of 14.3% of loans mature each of the next seven years ranging from a high of 24.3% in 2018 to a low of 8.7% in 2017.  As of December 31, 2014, the Company had a $450 million unsecured line of credit facility with M&T Bank and U.S. Bank National Association (acting as joint lead banks) and nine other participating commercial banks with $269 million outstanding on the line of credit.

The Company further strengthened its balance sheet and increased its financial flexibility during 2014 as follows:

•    The Company received a published investment grade credit rating of BBB from Standard & Poor’s Ratings Services to complement its existing Baa2 rating from Moody’s Investor Services and BBB rating from Fitch Ratings.

•    The Company increased the value of unencumbered properties in relationship to the total property portfolio from 47.8% to 52.8%.  This higher level adds flexibility, allowing the Company to place additional unsecured financing or increase secured borrowing on unencumbered assets.

•    The Government Sponsored Enterprises (“GSEs”) Fannie Mae and Freddie Mac are still active lending to apartment owners.  However, no secured debt was added during 2014, except for one loan assumed in conjunction with a property acquisition.  The Company paid off approximately $180 million of mortgage debt in 2014 with a weighted average interest rate of 4.30%.

Financing and Capital Strategies (continued)

The capital market initiatives described above allowed the Company to achieve stronger key debt and credit metrics at December 31, 2014 versus December 31, 2013 as follows:

•                  total debt to value was reduced to 38.0% from 38.5%; (1)

•                  total secured debt to value was reduced to 25.3% from 28.4%; (1)

•                  net debt to EBITDA (net income before interest expense, income taxes, depreciation and amortization) was reduced to 6.0 times from 6.1 times;

•                  interest coverage ratio was increased to 4.0 times from 3.5 times;

•                  fixed charge coverage ratio increased to 3.7 times from 3.3 times; and

•                  the value of the unencumbered asset pool was increased to $3.4 billion from $3.0 billion; or to 52.8% from 47.7% of total value, respectively. (1)

(1)  Value as calculated under the terms of the line of credit facility.

For 2015, the Company plans to continue to increase the level of the value of unencumbered properties to approximately 58% of the portfolio, maintaining the debt-to-total value ratio at a level equal to or slightly less than the level at December 31, 2014 and utilizing more unsecured debt with minimal reliance on new secured debt.

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

The Company’s strategy is to opportunistically repurchase shares at a discount to its estimated NAV, thereby continuing to build value for long-term shareholders.  The last year where the Company repurchased any shares under this program was 2008.  At December 31, 2014, there was approval remaining to purchase 2.3 million shares.  Management does not anticipate making share repurchases in 2015.

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

In addition, the Company competes with other real estate investors in seeking property for acquisition.  These competitors include pension and investment funds, insurance companies, private investors, local owners and developers, and other apartment REITs.  This competition could increase prices for properties that the Company would like to purchase and impact the Company’s ability to achieve its long-term growth targets.

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

Market Environment

The markets in which Home Properties operates could be characterized long term as stable, with moderate levels of job growth.  After a recessionary period, starting in 2010 and expected to continue through 2015, many regions of the United States have been experiencing varying degrees of economic recovery resulting in improving job growth for both the country as a whole and the Company’s markets.

In 2013, job growth in the Company’s markets was slightly behind the U.S. average with 1.2% job growth versus 1.6%, respectively.  In 2014, job growth in the Company’s markets continued to lag the U.S. average with a 1.2% growth rate versus 2.3%.  However, the unemployment rate for the Company’s markets of 5.1% continues to compare favorably to the country average of 5.4%.  The Company’s Boston, MA market experienced the lowest unemployment rate of 4.2%.  This market represents 8.4% of the Company’s total apartment unit count.  Unemployment in the Company’s largest market, Northern VA/DC with 26.6% of the Company’s total apartment units, dropped from 4.6% at December 31, 2013 to 4.5% at December 31, 2014 and remains well below the country average.  These two markets represent a combined 35% of the Company’s total units with an unemployment rate below 5.0% as of December 31, 2014.

New construction in the Company’s markets is low relative to the existing multifamily housing stock and compared to other regions of the country.  In 2014, Home Properties’ markets represented 28.0% of the total estimated existing U.S. multifamily housing stock, but only 20.9% of the country’s estimated new supply of multifamily housing units.

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

An analysis of multifamily supply compared to multifamily demand can indicate whether a particular market is tightening, softening or in equilibrium.  The fourth to last column in the “Multifamily Supply and Demand” table on page 11 reflects current estimated net new multifamily supply as a percentage of new multifamily demand for the Company’s markets and the United States.  For both the Company’s markets and the country as a whole, net new supply is low compared to expected new demand.  For the country, net new supply represents 64.1% of net new demand, creating an environment where both pricing and/or occupancy are expected to remain stable with room for some improvement.  The relationship in the Company’s markets is even better, where net new supply after obsolescence is expected to meet only 55.8% of the expected increasing demand for rental housing.

Market Demographics

								2014
								Multifamily
							2014	Units as a %	2014
		% of	2014	2014	2014 vs. 2013	December 2014	Median	of Total	Multifamily
		Company	Number of	Job	Job Growth	Unemployment	Home	Housing Units	Housing
CBSA Market Area	HME Region	Units	Households	Growth	% Change	Rate	Value	Stock (5)	Stock (6)
Northern VA/DC	Washington, D.C.	26.6%	2,221,454	20,800	0.7%	4.5%	372,468	29.9%	707,425
Baltimore, MD	Baltimore	24.9%	1,066,538	21,900	1.6%	5.5%	279,248	20.0%	232,410
Suburban New York City (1)	Long Island/Northern NJ	17.0%	7,323,215	129,000	1.5%	5.6%	401,799	37.0%	2,952,288
Eastern PA (2)	Philadelphia	14.0%	2,616,156	25,300	0.8%	5.0%	239,329	15.3%	431,558
Boston, MA (3)	Boston	8.4%	2,038,895	53,900	1.9%	4.2%	339,325	21.9%	484,484
Chicago, IL	Chicago	7.1%	3,531,674	40,000	0.9%	5.6%	222,691	24.9%	966,497
Southeast Florida (4)	Southeast Florida	2.0%	2,202,598	72,800	3.0%	5.6%	185,634	38.6%	993,701
Home Properties Markets		100.0%	21,000,530	363,700	1.2%	5.1%	318,580	29.4%	6,768,363
United States			120,163,305	3,156,000	2.3%	5.4%	182,060	17.8%	24,187,011

(1)             Suburban New York City is defined for this report as New York-Northern New Jersey-Long Island, NY-NJ-PA Core Based Statistical Area (CBSA).

(2)             Eastern Pennsylvania is defined for this report as Philadelphia-Camden-Wilmington, PA-NJ-DE-MD CBSA & Allentown-Bethlehem-Easton PA-NJ CBSA.

(3)             Boston, MA is defined for this report as Boston-Cambridge-Quincy, MA CBSA & Portland-South Portland-Biddeford, ME CBSA.

(4)             Southeast Florida is defined for this report as Miami-Fort Lauderdale-Miami Beach, FL CBSA.

(5)             Based on The Nielsen Company 2014 estimates calculated from the 2010 U.S. Census figures.

(6)             2014 Multifamily Housing Stock is from The Nielsen Company estimates of five or more units based on the 2010 U.S. Census.

Sources:  Bureau of Labor Statistics (BLS); The Nielsen Company (Nielsen); US Census Bureau - Manufacturing & Construction Div.

Data collected is data available as of February 5, 2015 and in some cases may be preliminary.

BLS is the principal fact-finding agency for the Federal Government in the broad field of labor economics and statistics.

Nielsen is a leading provider of precision marketing solutions and related products and services.

U.S. Census Bureau’s parent Federal agency is the U.S. Dept. of Commerce, which promotes American business and trade.

Multifamily Supply and Demand

						Estimated	Estimated
					Estimated	Net New	Net New
		Estimated		Estimated	2014	Multifamily	Multifamily
		2014	Estimated	2014	New	Supply as a	Supply as a		Expected
		New	2014	Net New	Multifamily	% of New	% of	Expected	Excess
		Supply of	Multifamily	Multifamily	Household	Multifamily	Multifamily	Excess	Revenue
CBSA Market Area	HME Region	Multifamily (7)	Obsolescence (8)	Supply (9)	Demand (10)	Demand	Stock	Demand (11)	Growth (12)
Northern VA/DC	Washington, D.C.	11,847	3,537	8,310	4,149	200.3%	1.2%	(4,161)	(0.6%)
Baltimore, MD	Baltimore	2,267	1,162	1,105	2,917	37.9%	0.5%	1,812	0.8%
Suburban New York City (1)	Long Island/Northern NJ	32,078	14,761	17,317	31,829	54.4%	0.6%	14,512	0.5%
Eastern PA (2)	Philadelphia	6,399	2,158	4,241	2,575	164.7%	1.0%	(1,666)	(0.4%)
Boston, MA (3)	Boston	6,662	2,422	4,240	7,868	53.9%	0.9%	3,628	0.7%
Chicago, IL	Chicago	7,046	4,832	2,214	6,656	33.3%	0.2%	4,442	0.5%
Southeast Florida (4)	Southeast Florida	9,260	4,969	4,291	18,744	22.9%	0.4%	14,453	1.5%
Home Properties Markets		75,559	33,841	41,718	74,738	55.8%	0.6%	33,020	0.5%
United States		361,679	120,935	240,744	375,328	64.1%	1.0%	134,584	0.6%

(1)-(6) see footnotes on prior page

(7)             Estimated 2014 New Supply of Multifamily =  Multifamily permits (2014 figures U.S. Census Bureau, Mfg. & Constr. Div., 5+ permits only) adjusted by the average % of permits resulting in a construction start (estimated at 95%).

(8)             Estimated 2014 Multifamily Obsolescence = Estimated 2014 Multifamily Housing Stock multiplied by the estimated % of obsolescence (0.5%).

(9)             Estimated 2014 Net New Multifamily Supply = Estimated 2014 New Supply of Multifamily - Estimated 2014 Multifamily Obsolescence.

(10)        Estimated 2014 New Multifamily Household Demand = 2014 job growth (Nonfarm, not seasonally adjusted payroll employment figures) (12/31/2013-12/31/2014) multiplied by the expected % of new household formations resulting from new jobs (66.7%) and the % of multifamily households in each market (based on Nielsen estimates).

(11)        Expected Excess Demand = Estimated 2014 New Multifamily Household Demand - Estimated 2014 Net New Multifamily Supply.

(12)        Expected Excess Revenue Growth = Expected Excess Demand divided by 2014 Multifamily Housing Stock.  This percentage is expected to reflect the relative impact that changes in the supply and demand for multifamily housing units will have on occupancy rates and/or rental rates in each market, beyond the impact caused by broader economic factors, such as inflation and interest rates.

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

Current copies of the Company’s Code of Business Conduct and Ethics, Code of Ethics for Senior Financial Officers with Certification, Corporate Governance Guidelines and Charters for the Audit, Compensation, Corporate Governance/Nominating and Real Estate Investment Committees of the Board are also available on the Company’s website under the heading “Investors/Corporate Overview/Governance Documents Highlights.”  A copy of these documents is also available at no charge upon request by contacting the Corporate Secretary at Home Properties, Inc., 850 Clinton Square, Rochester, New York 14604.

The reference to our website does not incorporate by reference the information contained in the website and such information should not be considered a part of this report.

Item 1A.  Risk Factors

As used in this section, references to “we” or “us” or “our” refer to the Company, the Operating Partnership, and HPRS, taken as a whole.

Our business is subject to uncertainties and risks.  Please carefully consider the risk factors described below, which apply to Home Properties, the Operating Partnership, and HPRS, in addition to other risks set forth in this Form 10-K.  Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business or prospects.  The risk factors we describe contain or refer to certain forward-looking statements.  You should review the explanation of the limitations of forward-looking statements contained in the section entitled “Forward-Looking Statements” on page 59 of this Form 10-K.

Real Estate Investment Risks

We are subject to risks that are part of owning residential real estate.

Real property investments are subject to varying degrees of risk.  If our communities do not generate revenues sufficient to meet operating expenses, debt service and capital expenditures, our cash flow and ability to make distributions to our stockholders will be adversely affected.  A multifamily apartment community’s revenues and value may be adversely affected by general economic conditions (including unemployment and erosion in the credit quality of the renter pool); local and regional economic conditions (including population shifts); local and regional real estate considerations (such as oversupply of or reduced demand for apartments); changes in home ownership or condominium affordability; the perception by prospective residents of the convenience and attractiveness of the communities or neighborhoods in which they are located and the quality of local schools and other amenities; and increased operating costs (including real estate taxes and utilities). Certain significant fixed expenses are generally not reduced when circumstances cause a reduction in income from a community.

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

We plan to continue to selectively acquire apartment communities that meet our investment criteria.  We expect that other real estate investors, including insurance companies, pension funds, other REITs and other well-capitalized private investors will compete with us to acquire multifamily properties.  This competition could increase prices for properties of the type we would likely pursue and adversely affect our growth, profitability and current strategy of targeting a similar range of acquisitions and dispositions.  If we are able to make acquisitions, there are risks that those acquisitions will perform less favorably than we expect.  Our estimates of future income, expenses and the costs of improvements or redevelopment that are necessary to allow us to operate an acquired property as originally intended may prove to be inaccurate.  Other acquisition risks include environmental issues, tax reassessments, structural issues, competition, economic submarket changes and employment variables.

Real Estate Investment Risks (continued)

Real estate investments are relatively illiquid, and we may not be able to respond to changing conditions quickly.

Real estate investments are relatively illiquid and, therefore, we have limited ability to adjust our portfolio quickly in response to changes in economic or other conditions.  In addition, the prohibition in the Internal Revenue Code (the “Code”) on REITs holding property for sale and related regulations may affect our ability to sell properties without adversely affecting distributions to stockholders.  A number of our properties were acquired using UPREIT Units and four of those properties are still subject to certain agreements which may restrict our ability to sell such properties in transactions that would create current taxable income to the former owners.

Possible difficulties in selling apartment communities could limit our flexibility.

We have identified certain of our communities that we intend to sell in 2015. We may encounter difficulty in finding buyers in a timely manner who are willing to pay acceptable prices for these communities. If we are unable to sell apartment communities or if we can only sell them at prices lower than are expected, then we may have to take on additional leverage in order to provide adequate capital to execute our strategies.

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

A key component of our strategy is to acquire properties and to reposition them for long-term growth.  In addition, while we have made a decision to no longer include development of new properties as a strategy, we have one new development property that is in the process of being completed and another new development property that is substantially completed but has not achieved full lease up.  Repositioning activities may require various governmental and other approvals, which have no assurance of being received.  Our repositioning and limited remaining development activities generally entail certain risks, including the following:

•                  funds may be expended and management’s time devoted to projects that may not be completed due to a variety of factors, including without limitation, the inability to obtain necessary zoning or other approvals;

•                  construction costs of a project may exceed original estimates, possibly making the economic return on a repositioned or developed property less than anticipated;

•                 occupancy rates and rents at a completed development project or at a repositioned property may be less than anticipated; and

•                  the operating expenses may be higher than anticipated.

If any of these risks materialized, the effect may negatively impact our financial results and reduce the funds available for distribution to our stockholders.  Further, the repositioning and development of properties is also subject to the general risks associated with real estate investments.

Real Estate Investment Risks (continued)

Short-term leases expose us to the effects of declining market conditions.

Virtually all of the leases for our properties are short-term leases (generally, one year or less).  Typically, our residents can leave after the end of a one-year lease term.  As a result, our rental revenues are impacted by declines in market conditions more quickly than if our leases were for longer terms.

A significant uninsured property or liability loss could have a material adverse effect on our financial condition and results of operations.

The Company carries commercial general liability, property and business interruption insurance with respect to our properties on terms we consider commercially reasonable.    There are however certain types of extraordinary losses, such as losses for certain natural catastrophes and relating to environmental contamination, that are not insured, in full or part, because they are either uninsurable or the cost of insurance makes it, in management’s view, economically impractical.  If an uninsured loss occurred, we could incur significant expense.  As a result of a catastrophic uninsured event impacting an entire property, we could lose our investment in and cash flow from, the affected property, and could be required to repay any indebtedness secured by that property and related taxes and other charges.  If an uninsured liability to a third party were to occur, we would incur the cost of defense and/or settlement with or court ordered damages to, that third party.

Insurance costs and policy deductibles expose us to unpredictable expenses which may be material.

As of December 31, 2014, the Company’s property insurance policies provide for a per occurrence deductible of $50,000 until exhaustion of $2.25 million annual aggregate self-insured retention, and then $100,000 per occurrence deductible.  Earthquake, named windstorm, and flood losses are subject to higher deductibles but are not subject to the aggregate self-insured retention.  Should a covered claim exceed these deductibles and self-insured retention, it would be 100% covered by insurance.   The Company’s general liability policies provide for a self-insured retention of $100,000 per occurrence and its workers’ compensation policies contains a $250,000 per claim deductible.  These large deductible and self-insured retention amounts expose the Company to greater potential uninsured losses.  Management believes that this exposure is justified by savings in insurance premium amounts and, in some cases, was necessary for the Company to secure coverage.  However, the potential impact of poor claims experience could cause a significant increase in insurance premiums and deductibles or a decrease in the availability of coverage, either or which could expose the Company to even greater uninsured losses.

The Company also maintains a $50 million stand-alone terrorism policy with a $25,000 per occurrence deductible in regard to property damage and business interruption combined.

The Company is subject to increased exposure to economic and other competitive factors due to concentration of its Properties in certain markets.

At December 31, 2014, approximately 26.6%, 24.9%, 14.0%, 8.5% and 8.5% (on an apartment unit basis) of the Company’s Properties are located in the Washington, D.C., Baltimore, Philadelphia, Long Island and Northern New Jersey markets, respectively.  The Company’s current strategy is to reduce its concentration in the Washington, D.C. market to approximately 25%.  If any one or more of such core markets is adversely affected by local or regional deteriorating economic conditions or other factors, the adverse impact on our results of operations could be greater than if our portfolio was more geographically diverse.

Real Estate Investment Risks (continued)

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

In every market we are exposed to risks associated with inclement weather, including increased costs for the removal of snow and ice.  In addition, in all of our markets, we have exposure to severe storms which also could increase the need for maintenance and repair of our communities.

We may incur increased costs resulting from the climate change regulations and the occurrence of climate change could adversely affect our financial results.

Various treaties, laws and regulations result in increased capital expenditures to improve the energy efficiency of our properties and may have been adopted relating to climate change.   The Company believes these laws being enacted or proposed may cause energy and waste removal costs at our properties to increase.  We do not expect the direct impact of these increases to be material to our results of operations.  Increased costs relating to energy either would be the responsibility of our residents directly or in large part may be passed through by us to our residents through the utility recovery programs.  We may be able to pass increased waste removal costs on to our residents directly or in the form of increased rental rates.  If this is not possible, it is still not expected that these additional costs would affect the Company’s financial performance in any material way.  To the extent that climate change does occur, we may experience extreme weather and changes in precipitation and temperature, all of which may result in physical damage or a decrease in demand for properties located in these areas or affected by these conditions.  Should the impact of climate change be material in nature, including destruction of our properties, or occur for lengthy periods of time, our financial condition or results of operations may be adversely affected.

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

The operation of our communities is subject to regulations and permitting under various federal, state and local laws, regulations and ordinances, which regulate matters including wetlands protection, storm water runoff and wastewater discharge.  Noncompliance with such laws and regulations may subject us to fines and penalties.  We do not currently anticipate that we will incur any material liabilities as a result of noncompliance with these laws.

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

Mold growth may occur when excessive moisture accumulates in buildings or on building materials, particularly if the moisture problem remains undiscovered or is not addressed over a period of time.  Although the occurrence of mold at multifamily and other structures, and the need to remediate such mold, is not a new phenomenon, there has been increased awareness in recent years that certain molds may in some instances lead to adverse health effects, including allergic or other reactions.  This has resulted in an increasing number of lawsuits against owners and managers of multifamily properties.  Insurance companies have reacted by excluding mold-related claims from existing policies and pricing mold endorsements at prohibitively high rates.  We have adopted programs designed to minimize any impact mold might have on our residents and our properties.  However, if mold should become an issue in the future, our financial condition or results of operations may be adversely affected.

All of our communities have been subjected to at least a Phase I or similar environmental assessment, which generally does not involve invasive techniques such as soil or ground water sampling.  These assessments, together with subsurface assessments conducted on some of our properties, have not revealed, and we are not otherwise aware of, any environmental conditions that we believe would have a material adverse effect on our business, assets, financial condition or results of operation.  However, there is no assurance that Phase I assessments would reveal all environmental liabilities.  In addition, environmental conditions not known to the Company may exist now or in the future which could result in liability to the Company for remediation or fines or to third parties for property or personal injury damages, either under existing laws and regulations or future changes to such requirements.

On a limited basis, we previously were involved in managing, leasing and operating various properties for third parties.  Consequently, we may be considered to have been an operator of such properties and, therefore, potentially liable for removal or remediation costs or other potential costs which could relate to hazardous or toxic substances.  We are not aware of any material environmental liabilities with respect to properties managed by us for such third parties.

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

Financing Risks (continued)

We may not be able to obtain refinancing at favorable rates.

Because a significant amount of our financing is not fully self-amortizing, we anticipate that only a portion of the principal of our indebtedness will be repaid prior to maturity.  Accordingly, we will need to refinance debt and there is a risk that we will not be successful in refinancing existing indebtedness or that the terms of such refinancing will not be as favorable as the terms of the existing indebtedness.  If principal payments due at maturity cannot be refinanced, extended or paid with proceeds of other capital transactions, such as new equity capital, our operating cash flow will not be sufficient in all years to repay all maturing debt.  As a result, certain of our other debt may cross default, we may be forced to postpone capital expenditures necessary for the maintenance of our properties, we may have to dispose of one or more properties on terms that would otherwise be unacceptable to us or we may be forced to allow the mortgage holder to foreclose on a property.  Foreclosure on mortgaged properties or an inability to refinance existing indebtedness would likely have a negative impact on our financial condition and results of operations.

Financing may not be available and issuing equity could dilute our stockholders’ interests.

Our ability to execute our business strategy depends on our access to an appropriate blend of debt financing, including unsecured lines of credit and other forms of secured and unsecured debt, and equity financing, including common and preferred equity.  Debt or equity financing may not be available in sufficient amounts, or on favorable terms or at all.  If we issue additional equity securities instead of incurring debt, the interests of our existing stockholders could be diluted.

Disruptions in the financial markets could adversely affect our ability to obtain debt financing and impact our acquisitions and dispositions.

In periods when the capital and credit markets experience significant volatility, the amounts, sources and cost of capital available to us may be adversely affected.  We primarily use external financing to fund acquisitions, our re-positioning program and to refinance indebtedness as it matures.  If sufficient sources of external financing are not available to us on cost effective terms, we could be forced to limit our planned activity and/or take other actions to fund our business activities and repayment of debt such as selling assets, reducing our cash dividend or paying out less than 100% of our taxable income.  To the extent that we are able and/or choose to access capital at a higher cost than we have experienced in recent years (reflected in higher interest rates for debt financing or a lower stock price for equity financing) our earnings per share and cash flows could be adversely affected.  Uncertainty in the credit markets also could negatively impact our ability to make acquisitions and make it more difficult or not possible for us to sell properties or may adversely affect the price we receive for properties that we do sell, as prospective buyers may experience increased costs of debt financing or difficulties in obtaining debt financing.

Potential continued disruptions in the financial markets could also have other unknown adverse effects on us or the economy generally and may cause the price of our securities to fluctuate significantly and/or to decline.

Failure to maintain our current credit ratings could adversely affect our cost of funds, liquidity and access to capital markets.

There are three rating agencies that have assigned an issuer credit rating to the Company.  These ratings are based on a number of factors, which include their assessment of our financial strength, liquidity, capital structure, and sustainability of cash flow and earnings, among other factors.  If market conditions change, we may not be able to maintain our current ratings, which could adversely affect our cost of funds, liquidity and access to capital markets.

Financing Risks (continued)

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

As of December 31, 2014, the Company had an unsecured line of credit agreement of $450 million with an initial maturity date of August 18, 2017, and a one-year extension, at the Company’s option.  The Company had $269 million outstanding under the credit facility on December 31, 2014.  We believe that the lenders under our line of credit will fulfill their obligations thereunder, but if economic conditions deteriorate or the financial condition of our lenders is otherwise negatively affected, there can be no assurance that the ability of those lenders to fulfill their obligations would not be adversely affected.

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

Failure to comply with the financial covenants relating to our unsecured debt could result in a default and early repayment of the loans.

In addition to the line of credit, as of December 31, 2014, the Company had $550 million of unsecured debt outstanding.  These loans require the Company to maintain some of the same covenants, ratios and measurements as under the line of credit.  A default in any of these requirements could result in a default of these unsecured loans and a requirement that the loan be repaid early.  This could adversely affect our liquidity and result in increased financing costs.

Rising interest rates could adversely affect operations and cash flow.

As of December 31, 2014, approximately 84% of our debt was at fixed rates.  This limits our exposure to changes in interest rates.  Prolonged interest rate increases, however, could negatively affect our ability to make acquisitions, dispose of properties at favorable prices, or reposition properties and refinance existing borrowings at acceptable rates.

Failure to hedge effectively against interest rates may adversely affect results of operations.

We have in the past and may in the future manage our exposure to interest rate volatility by using interest rate hedging arrangements, such as interest rate cap agreements and rate swap agreements.  These agreements involve risks, such as the risk that the counterparties may fail to honor their obligations under these arrangements and that these arrangements may reduce the benefits to us if interest rates decline.  Failure to hedge effectively against interest rate changes could have a negative impact on our financial performance and our ability to make distributions to our shareholders and pay amounts due on our debt.

Financing Risks (continued)

There is no legal limit on the amount of debt we can incur.

The Board has adopted a policy of limiting our indebtedness to approximately 55% of our total market capitalization (with the equity component of total market capitalization based on the per share NAV presented to our Board at its most recent Board meeting), but our organizational documents do not contain any limitation on the amount or percentage of indebtedness we may incur.  Accordingly, the Board could alter or eliminate its current policy on borrowing. If this policy were changed, we could become more highly leveraged, resulting in an increase in debt service costs that could adversely affect our ability to make expected distributions to stockholders and increase the risk of default on our indebtedness.  Our NAV fluctuates based on a number of factors.  Our line of credit agreement limits the amount of indebtedness we may incur.

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

Information security risks have generally increased in recent years due to the rise in new technologies and the increased sophistication and activities of perpetrators of cyber attacks.  We collect and retain certain personal information provided by our residents and employees.  In addition, we engage third party service providers that may have access to such personal information in connection with providing necessary information technology and security and other business services to us.  We have implemented a variety of security measures to protect the confidentiality of this information and periodically test and verify the proper and secure operation of these measures.  However, there can be no assurance that we will be able to prevent unauthorized access to this information.  A failure in or breach of our operational or information security systems, or those of our third party service providers, as a result of cyber attacks or information security breaches could result in a wide range of potentially serious harm to our business operations and financial prospects, including (among others) disruption of our business and operations, disclosure or misuse of confidential or proprietary information (including personal information of our residents and/or employees), damage to our reputation, and/or potentially significant legal and/or financial liabilities.

Emerging technologies, if not adopted properly, and internet viruses could negatively impact our business.

Despite a robust governance structure developed around the use of technology, adoption of emerging technologies in an improper or inefficient manner might place Company data, systems and productivity at risk, as well as potentially introduce legal and regulatory compliance issues.  This could be related to new technology that is configured or deployed incorrectly or is not managed appropriately (whether by us or by a vendor).  In addition, the Company could suffer internet interruptions due to malicious software or viruses.  This could temporarily negatively affect various operations and productivity.

Other Risks (continued)

The ability of our stockholders to effect a change of control is limited by certain provisions of our Articles of Incorporation as well as by Maryland law and our executive retention plan.

Our Amended and Restated Articles of Incorporation, as amended (the “Articles of Incorporation”), authorize the Board to issue up to a total of 160 million shares of common stock, 10 million shares of excess stock and 10 million shares of preferred stock and to establish the rights and preferences of any shares issued.  Further, under the Articles of Incorporation, the stockholders do not have cumulative voting rights.

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

The percentage ownership limit described above, the issuance of preferred stock in the future and the absence of cumulative voting rights could have the effect of:  (i) delaying or preventing a change of control even if a change in control were in the stockholders’ interest; (ii) deterring tender offers for our common stock that may be beneficial to the stockholders; or (iii) limiting the opportunity for stockholders to receive a premium for their common stock that might otherwise exist if an investor attempted to assemble a block of our common stock in excess of the percentage ownership limit or otherwise to effect a change of control.

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

Beginning in 2009, the Company made the necessary filings with the Securities and Exchange Commission to institute the sale of its common shares from time to time in “at the market offerings” or negotiated transactions (the “ATM”).  As of December 31, 2014, approximately 2.0 million shares remain available under the current filings relating to the ATM.  If authorized by its Board of Directors, the Company, in the future could affect additional filings to register additional common shares for sale under the ATM.  Sales of substantial amounts of shares of common stock in the public market or the perception that such sales might occur could adversely affect the market price of the common stock.

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

Federal Income Tax Risks (continued)

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

The Operating Partnership intends to qualify as a partnership but there is no guarantee that it will qualify.

We believe that the Operating Partnership qualifies as a partnership for federal income tax purposes.  No assurance can be provided, however, that the Internal Revenue Service (the “IRS”) will not challenge its status as a partnership for federal income tax purposes, or that a court would not sustain such a challenge.  If the IRS were to be successful in treating the Operating Partnership as an entity that is taxable as a corporation, we would cease to qualify as a REIT because the value of our ownership interest in the Operating Partnership would exceed 5% of our assets and because we would be considered to hold more than 10% of the voting securities of another corporation.  Also, the imposition of a corporate tax on the Operating Partnership would reduce significantly the amount of cash available for distribution to our limited partners and stockholders.  Finally, the classification of the Operating Partnership as a corporation would cause its limited partners to recognize gain (upon the event that causes the Operating Partnership to be classified as a corporation) at least equal to their “negative capital accounts” (and possibly more, depending upon the circumstances).

Item 1B.  Unresolved Staff Comments

None.

Item 2.   Properties

As of December 31, 2014, the Properties consisted of 121 multifamily residential communities containing a total of 42,107 apartment units.  In 2014, the Company acquired three communities with a total of 1,052 units in three transactions for total consideration of $141.5 million.  Also in 2014, the Company sold three communities with a total of 1,527 units in separate transactions for total consideration of $216.8 million.  In 2013, the Company acquired two communities with a total of 457 units in two transactions for total consideration of $55.8 million.  Also in 2013, the Company sold four communities with a total of 1,013 units in separate transactions for total consideration of $192.1 million.

The Properties are generally located in established markets in suburban neighborhoods.  Average physical occupancy at the Properties was 94.3% for 2014.  “Physical occupancy” is defined as total possible rental income, net of vacancy, as a percentage of total possible rental income.  Total possible rental income is determined by valuing occupied units at contract rates and vacant units at market rents.  Average economic occupancy at the Properties was 93.0% for 2014.  “Economic occupancy” is defined as total possible rental income, net of vacancy and bad debt expense as a percentage of total possible rental income.  The Properties are typically two- and three-story garden style apartment buildings in landscaped settings and a majority are of brick or other masonry construction.  The Company believes that its strategic focus on appealing to middle income residents and the quality of the services it provides to such residents results in lower resident turnover.  Average turnover at the Properties was approximately 40% for 2014, which is significantly below the national average of approximately 50% for garden style apartments.

Resident leases are generally for a one year term.  Security deposits equal to one month’s rent or less are generally required.

Certain of the Properties collateralize mortgage loans.  See Schedule III contained herein (pages 103 to 105).

The table on the following pages illustrates certain of the important characteristics of the Properties as of December 31, 2014.

Property Information									(4)	(4)
						(2)	(3)	(3)	2014	2013
						2014	2014	2013	Avg Mo	Avg Mo	12/31/2014
		#	Age		Average	Resident	Average	Average	Rent Rate	Rent Rate	Total Cost
		Of	In	Year	Apt Size	Turnover	Occupancy	Occupancy	per Apt	per Apt	(000)
Region		Apts	Years	Acq/Dev	(Sq Ft)%		%	%	$	$	$
	Core Communities (1)
Baltimore	Annapolis Roads	282	39	2010	977	39%	94%	92%	$ 1,335	$ 1,321	$ 41,535
Baltimore	Bonnie Ridge	960	48	1999	998	39%	95%	94%	1,194	1,167	92,160
Baltimore	Canterbury	618	36	1999	858	43%	94%	94%	1,081	1,051	48,874
Baltimore	Charleston Place	858	43	2010	817	39%	96%	96%	1,274	1,233	122,785
Baltimore	Country Village	344	43	1998	773	52%	95%	94%	1,050	1,047	28,381
Baltimore	Dunfield	312	27	2007	916	50%	93%	94%	1,273	1,251	41,321
Baltimore	Fox Hall	720	38	2007	826	44%	92%	93%	966	932	83,209
Baltimore	Gateway Village	132	25	1999	932	35%	96%	96%	1,455	1,423	13,902
Baltimore	Heritage Woods	164	41	2006	925	42%	96%	95%	1,205	1,192	19,013
Baltimore	Howard Crossing	1,350	46	2012	805	33%	95%	95%	1,169	1,132	198,053
Baltimore	Middlebrooke	208	40	2010	834	44%	96%	96%	1,059	1,017	21,600
Baltimore	Mill Towne Village	384	41	2001	804	38%	96%	96%	979	959	34,624
Baltimore	Morningside Heights	1,050	49	1998	865	42%	93%	93%	1,016	972	80,268
Baltimore	Owings Run	504	19	1999	1,064	44%	95%	96%	1,347	1,306	54,310
Baltimore	Ridgeview at Wakefield Valley	204	26	2005	972	50%	94%	96%	1,293	1,258	26,190
Baltimore	Saddle Brooke	468	41	2008	889	43%	96%	95%	1,213	1,150	63,173
Baltimore	Selford	102	27	1999	946	42%	97%	96%	1,530	1,473	10,073
Baltimore	The Apts at Cambridge Court	544	15	2011	900	46%	93%	92%	1,378	1,370	94,934
Baltimore	The Coves at Chesapeake	469	32	2006	986	44%	93%	93%	1,371	1,343	79,739
Baltimore	The Greens at Columbia	168	28	2010	969	34%	96%	95%	1,484	1,474	29,579
Baltimore	Top Field	156	41	2006	1,132	30%	96%	95%	1,394	1,355	23,832
Baltimore	Village Square	370	46	1999	967	41%	94%	95%	1,260	1,229	31,342
Baltimore	Westbrooke	110	53	2010	651	44%	95%	95%	949	911	8,507
Boston	Gardencrest	696	66	2002	907	40%	96%	96%	1,801	1,728	122,214
Boston	Highland House	172	45	2006	709	42%	95%	95%	1,357	1,305	22,255
Boston	Liberty Commons	120	8	2006	1,075	41%	97%	97%	1,351	1,318	15,066
Boston	Liberty Place	107	26	2006	924	44%	96%	96%	1,592	1,558	18,676
Boston	Redbank Village	500	70	1998	752	47%	97%	97%	1,052	977	35,378
Boston	Stone Ends	280	35	2003	813	44%	97%	95%	1,433	1,369	43,869
Boston	The Commons at Haynes Farm	302	23	2011	881	42%	97%	97%	1,427	1,363	46,284
Boston	The Heights at Marlborough	348	41	2006	898	44%	96%	95%	1,381	1,319	62,359
Boston	The Meadows at Marlborough	264	42	2006	822	39%	96%	96%	1,330	1,281	43,700
Boston	The Townhomes of Beverly	204	44	2007	973	41%	96%	96%	1,713	1,641	43,291
Boston	The Village at Marshfield	276	42	2004	766	38%	96%	95%	1,324	1,269	42,387
Boston	Westwoods	35	24	2007	832	43%	97%	98%	1,436	1,390	4,746
Chicago	Blackhawk	371	53	2000	804	51%	95%	95%	960	924	29,023
Chicago	Courtyards Village	224	43	2001	765	47%	98%	98%	972	936	20,587
Chicago	Cypress Place	192	44	2000	840	39%	97%	97%	1,126	1,067	18,137

Property Information									(4)	(4)
						(2)	(3)	(3)	2014	2013
						2014	2014	2013	Avg Mo	Avg Mo	12/31/2014
		#	Age		Average	Resident	Average	Average	Rent Rate	Rent Rate	Total Cost
		Of	In	Year	Apt Size	Turnover	Occupancy	Occupancy	per Apt	per Apt	(000)
Region		Apts	Years	Acq/Dev	(Sq Ft)%		%	%	$	$	$
Chicago	Lakeview Townhomes	120	18	2010	1,080	52%	97%	97%	1,281	1,252	17,534
Chicago	The Colony	783	41	1999	716	44%	97%	97%	975	931	64,011
Chicago	The Gates of Deer Grove	204	40	2011	844	37%	97%	96%	1,117	1,065	21,964
Chicago	The New Colonies	672	40	1998	674	47%	97%	96%	778	770	40,273
Long Island	Bayview/Colonial	160	47	2000	717	28%	98%	98%	1,410	1,364	17,433
Long Island	Cambridge Village	82	47	2002	725	38%	97%	98%	2,040	1,947	9,237
Long Island	Crescent Club	257	41	2010	876	37%	97%	97%	1,503	1,412	39,876
Long Island	Devonshire Hills	656	46	2001	767	35%	96%	97%	1,729	1,677	129,819
Long Island	Hawthorne Court	434	46	2002	759	34%	97%	97%	1,586	1,522	60,487
Long Island	Heritage Square	80	65	2002	696	38%	98%	98%	1,962	1,903	10,686
Long Island	Holiday Square	144	35	2002	575	22%	98%	99%	1,364	1,318	13,962
Long Island	Lake Grove	368	44	1997	775	43%	96%	96%	1,598	1,554	45,337
Long Island	Mid-Island Estates	232	49	1997	684	23%	98%	98%	1,540	1,503	20,638
Long Island	Sayville Commons	342	13	2005	1,012	16%	97%	98%	1,765	1,691	69,596
Long Island	Southern Meadows	452	43	2001	813	35%	96%	96%	1,582	1,531	58,089
Long Island	Westwood Village	242	45	2002	917	39%	96%	95%	2,627	2,578	48,415
Long Island	Woodmont Village	97	46	2002	725	29%	97%	97%	1,475	1,412	13,189
Long Island	Yorkshire Village	40	45	2002	766	35%	97%	97%	2,001	1,991	5,206
New Jersey	Barrington Gardens	148	41	2005	837	45%	97%	97%	1,447	1,378	14,854
New Jersey	Chatham Hill	308	47	2004	856	39%	94%	95%	2,028	2,009	68,824
New Jersey	East Hill Gardens	33	56	1998	694	33%	95%	98%	1,690	1,631	3,756
New Jersey	Hackensack Gardens	198	66	2005	552	45%	97%	97%	1,286	1,225	21,614
New Jersey	Jacob Ford Village	270	66	2007	744	30%	97%	98%	1,473	1,421	38,172
New Jersey	Lakeview	106	65	1998	575	36%	97%	97%	1,511	1,478	10,990
New Jersey	Northwood	134	49	2004	850	40%	96%	96%	1,493	1,444	21,685
New Jersey	Oak Manor	77	58	1998	1,006	46%	96%	96%	2,114	2,021	9,848
New Jersey	Pleasant View Gardens	1,142	46	1998	738	36%	96%	97%	1,268	1,226	97,310
New Jersey	Pleasure Bay	270	43	1998	803	50%	96%	95%	1,212	1,154	22,192
New Jersey	Royal Gardens	550	46	1997	872	35%	97%	97%	1,367	1,327	44,598
New Jersey	Wayne Village	275	49	1998	790	30%	97%	96%	1,531	1,490	28,168
New Jersey	Windsor Realty	67	61	1998	622	39%	97%	98%	1,384	1,345	7,030
Philadelphia	Glen Manor	180	38	1997	642	39%	94%	95%	839	807	11,364
Philadelphia	Golf Club	399	45	2000	857	53%	95%	95%	1,229	1,182	47,325
Philadelphia	Hill Brook Place	274	46	1999	711	44%	94%	96%	972	956	23,991
Philadelphia	Home Properties of Bryn Mawr	316	63	2000	705	79%	92%	92%	1,608	1,531	41,670
Philadelphia	Home Properties of Devon	631	51	2000	913	45%	95%	95%	1,328	1,296	85,226
Philadelphia	New Orleans Park	442	43	1997	696	43%	94%	94%	948	917	34,815
Philadelphia	Racquet Club East	466	43	1998	910	29%	94%	95%	1,172	1,149	48,234
Philadelphia	Racquet Club South	103	45	1999	860	40%	93%	95%	974	965	8,713

Property Information									(4)	(4)
						(2)	(3)	(3)	2014	2013
						2014	2014	2013	Avg Mo	Avg Mo	12/31/2014
		#	Age		Average	Resident	Average	Average	Rent Rate	Rent Rate	Total Cost
		Of	In	Year	Apt Size	Turnover	Occupancy	Occupancy	per Apt	per Apt	(000)
Region		Apts	Years	Acq/Dev	(Sq Ft)%		%	%	$	$	$
Philadelphia	Ridley Brook	244	52	1999	796	33%	95%	95%	1,009	992	18,822
Philadelphia	Sherry Lake	298	49	1998	813	45%	96%	96%	1,344	1,329	34,342
Philadelphia	The Brooke at Peachtree Village	146	28	2005	1,261	36%	97%	97%	1,278	1,247	22,238
Philadelphia	The Landings	384	41	1996	912	40%	96%	95%	1,123	1,117	37,001
Philadelphia	Trexler Park	250	40	2000	919	47%	96%	95%	1,173	1,160	28,669
Philadelphia	Trexler Park West	216	6	2008	1,032	44%	97%	96%	1,395	1,398	26,528
Philadelphia	Waterview	203	46	2011	776	48%	96%	95%	1,149	1,096	30,397
Philadelphia	William Henry	363	43	2000	939	53%	95%	95%	1,253	1,227	49,290
Southeast Florida	The Hamptons	668	25	2004	945	48%	96%	95%	1,126	1,056	77,349
Southeast Florida	Vinings at Hampton Village	168	25	2004	1,171	46%	96%	97%	1,251	1,179	19,829
Washington, D.C.	1200 East West	247	4	2010	839	39%	94%	97%	1,841	1,900	85,772
Washington, D.C.	Braddock Lee	256	59	1998	749	26%	96%	97%	1,455	1,435	23,971
Washington, D.C.	Cinnamon Run	511	54	2005	966	25%	93%	93%	1,344	1,307	80,611
Washington, D.C.	Courts at Huntington Station	421	3	2011	996	39%	94%	94%	1,964	1,989	122,465
Washington, D.C.	East Meadow	150	43	2000	943	35%	96%	96%	1,500	1,477	19,356
Washington, D.C.	Elmwood Terrace	504	41	2000	910	46%	95%	95%	1,043	1,006	38,129
Washington, D.C.	Hunters Glen	108	30	2011	822	47%	93%	93%	1,067	1,026	8,801
Washington, D.C.	Mount Vernon Square	1,387	40	2006	847	38%	93%	94%	1,370	1,347	172,269
Washington, D.C.	Newport Village	937	46	2011	1,051	33%	93%	94%	1,578	1,567	228,999
Washington, D.C.	Park Shirlington	294	59	1998	840	30%	95%	96%	1,477	1,443	27,367
Washington, D.C.	Peppertree Farm	879	60	2005	1,020	26%	93%	94%	1,324	1,279	126,654
Washington, D.C.	Seminary Hill	296	54	1999	901	35%	96%	97%	1,471	1,427	28,278
Washington, D.C.	Seminary Towers	545	50	1999	911	33%	96%	96%	1,491	1,478	54,621
Washington, D.C.	Somerset Park	108	8	2011	967	48%	97%	97%	1,535	1,514	20,827
Washington, D.C.	Tamarron	132	27	1999	955	42%	94%	93%	1,678	1,661	16,126
Washington, D.C.	The Apts at Cobblestone Square	314	2	2012	923	55%	97%	96%	1,348	1,317	49,000
Washington, D.C.	The Apts at Wellington Trace	240	12	2004	1,085	50%	95%	95%	1,436	1,425	33,085
Washington, D.C.	The Courts at Dulles	411	14	2011	991	44%	96%	95%	1,541	1,552	95,848
Washington, D.C.	The Courts at Fair Oaks	364	24	2010	798	44%	95%	96%	1,542	1,545	78,301
Washington, D.C.	The Manor - VA	198	40	1999	819	40%	94%	95%	1,210	1,160	16,479
Washington, D.C.	The Manor East	164	50	2012	841	46%	93%	93%	1,171	1,122	20,677
Washington, D.C.	The Sycamores	185	36	2002	858	38%	96%	95%	1,479	1,492	26,766
Washington, D.C.	Village at Potomac Falls	247	15	2010	940	46%	96%	96%	1,473	1,452	41,693
Washington, D.C.	West Springfield	244	36	2002	957	31%	96%	96%	1,587	1,597	43,351
Washington, D.C.	Westchester West	345	42	2008	985	31%	93%	93%	1,434	1,390	55,256
Washington, D.C.	Woodway at Trinity Centre	504	17	2012	868	41%	95%	96%	1,445	1,414	99,517

	Core Total/Weighted Avg	39,253	40		866	40%	95%	95%	$ 1,329	$ 1,294	$ 5,150,191

Property Information									(4)	(4)
						(2)	(3)	(3)	2014	2013
						2014	2014	2013	Avg Mo	Avg Mo	12/31/2014
		#	Age		Average	Resident	Average	Average	Rent Rate	Rent Rate	Total Cost
		Of	In	Year	Apt Size	Turnover	Occupancy	Occupancy	per Apt	per Apt	(000)
Region		Apts	Years	Acq/Dev	(Sq Ft)%		%	%	$	$	$

	Redevelopment Communities
Washington, D.C.	Arbor Park of Alexandria	851	46	2000	1,038	47%	79%	82%	$1,642	$1,552	$138,413

	2013 Acquisition Communities (5)
Boston	Middlesex Crossing	252	40	2013	750	47%	95%	96%	$1,462	$1,343	$41,851
Philadelphia	Stone Hill	205	43	2013	812	34%	92%	90%	936	900	18,016

	2013 Total/Weighted Avg	457	42		778	41%	94%	93%	$1,226	$1,144	$59,867

	2014 Acquisition Communities (5)
Chicago	The Lakes of Schaumburg	428	27	2014	800	35%	96%	n/a	$1,194	n/a	$67,602
Philadelphia	The Preserve at Milltown	376	39	2014	901	36%	96%	n/a	1,083	n/a	45,577
Philadelphia	Willowbrook	248	42	2014	917	35%	94%	n/a	1,212	n/a	30,758

	2014 Construction Communities (6)
Philadelphia	Courts at Spring Mill Station	115	-	2014	958	0%	25%	n/a	$1,824	n/a	$7,296
Washington, D.C.	Eleven55 Ripley	379	-	2014	799	3%	38%	0%	1,971	n/a	61,635

	2014 Total/Weighted Avg	1,546	22		855	20%	68%	n/a	$1,530	n/a	$212,868

	Property Total/Weighted Avg	42,107	39		868	40%	94%	95%	$1,338	$1,264	$5,561,339

(1) “Core Communities” represents the 39,253 apartment units owned consistently throughout 2014 and 2013.

(2) “Resident Turnover” reflects, on an annual basis, the number of moveouts; divided by the total number of apartment units.

(3) “Average Occupancy %” is the average physical occupancy for the 12 months ended December 31, 2014 and 2013.

(4) “Avg Mo Rent Rate per Apt” takes into account current market rents and resident concessions.

(5) For communities acquired during 2014 and 2013, these are the averages from the date of acquisition.

(6) Courts at Spring Mill Station is under construction with 115 units in service and Eleven55 Ripley is substantially complete with all units available to rent at December 31, 2014.

Property Development and Redevelopment

Development

The Company announced in July 2014 that a strategic decision was made to discontinue the business of developing new apartment communities.  It plans to complete construction on the current construction projects in process at December 31, 2014 as follows:

•                  Eleven55 Ripley, a 379 unit high rise development consisting of two buildings, a 21 story high-rise and a 5 story mid-rise, is located in Silver Spring, Maryland.  Construction commenced in the fourth quarter of 2011, and is substantially complete.  Initial occupancy was in the fourth quarter of 2013.  The total projected cost for this development is $113.5 million.  As of February 4, 2015, 84% of the units were leased and 75% of the units were occupied.

•                  The Courts at Spring Mill Station, a 385 unit development consisting of two buildings, being built in a combination donut/podium style, is located in Conshohocken, Pennsylvania.  Construction commenced in the second quarter of 2012, and is expected to continue through the first half of 2015.  Initial occupancy was in the fourth quarter of 2014.  The total projected cost for this development is $89 million.  As of February 4, 2015, 21% of the units were leased and 13% of the units were occupied.

Redevelopment

•                  The Company has one project under redevelopment which is nearing completion.  Arbor Park, located in Alexandria, Virginia, has 851 garden apartments in fifty-two buildings built in 1967.  The Company plans to extensively renovate all of the units over several years on a building by building basis.  As of December 31, 2014, there were five buildings with 72 units under renovation and forty-seven buildings with 779 units completed and 657 units occupied.  As of December 31, 2014, rents in the renovated units were averaging $1,689 compared to $1,361 for the existing non-renovated units.  As of December 31, 2014, the Company has incurred costs of $30 million for the renovation which is included in buildings, improvements and equipment.  The entire project is expected to be completed in early 2015 for a projected cost of $32 million.

Supplemental Property Information

At December 31, 2014, none of the Company’s properties have an individual net book value equal to or greater than 10% of the total assets of the Company or would have accounted for 10% or more of the Company’s aggregate gross revenues for 2014.  There is no resident who has one or more leases which, in the aggregate, account for more than 10% of the aggregate gross revenues for 2014.

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

2014	High	Low	Dividends
Fourth Quarter	$67.48	$58.13	$0.73
Third Quarter	$66.74	$57.30	$0.73
Second Quarter	$64.04	$59.13	$0.73
First Quarter	$61.84	$53.60	$0.73

2013
Fourth Quarter	$61.65	$52.16	$0.70
Third Quarter	$67.04	$56.24	$0.70
Second Quarter	$67.79	$59.51	$0.70
First Quarter	$64.30	$59.93	$0.70

As of February 11, 2015, the Company had approximately 2,887 shareholders of record; 57,789,541 common shares (plus 10,076,705 UPREIT Units convertible into 10,076,705 common shares) were outstanding, and the closing price of the Company’s common stock on the NYSE was $68.19.  It is the Company’s policy to pay dividends.  The Company has historically paid dividends on a quarterly basis in the months of February or March, May, August and November.

On January 31, 2015, the Board declared a dividend of $0.76 per share for the quarter ended December 31, 2014.  The dividend is payable February 27, 2015 to shareholders of record on February 17, 2015.

Performance Graph

The following graph compares the cumulative return on the Company’s common stock during the five year period ended December 31, 2014 to the cumulative return of the NAREIT All Equity REIT Index (“NAREIT Equity”) and the Standard and Poor’s 500 Index (“S&P 500”) for the same period.  Management believes that the NAREIT Equity is an appropriate industry index and the S&P 500 is a broad equity market index for purposes of this graph.  The total return on the Company’s common stock assumes that dividends were reinvested quarterly at the same price as provided under the Company’s Dividend Reinvestment and Direct Stock Purchase Plan.  All comparisons are based on a $100.00 investment on December 31, 2009 and the reinvestment of all dividends during the comparison period.  Data for the NAREIT Equity and S&P 500 were provided to the Company by NAREIT.  Stockholders should note that past performance does not predict future results.

	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014
HME	$100.00	121.91	131.95	146.70	134.35	172.27
NAREIT Equity	$100.00	127.95	138.55	165.84	170.58	218.38
S&P 500	$100.00	115.06	117.49	136.30	180.44	205.14

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

Issuer Purchases of Equity Securities

The Company has a stock repurchase program, approved by its Board of Directors (the “Board”), under which it may repurchase shares of its common stock or UPREIT Units (the “Company Program”).  The shares and units may be repurchased through open market or privately negotiated transactions at the discretion of Company management.  The Board’s action did not establish a specific target stock price or a specific timetable for share repurchase.  At December 31, 2014, the Company had authorization to repurchase 2,291,160 shares of common stock and UPREIT Units under the Company Program.  During the three months ended December 31, 2014, the Company did not repurchase any shares under the Company Program.  The last year in which the Company repurchased any shares under that program was 2008.

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

The following table summarizes the total number of shares (units) repurchased by the Company during the quarter ended December 31, 2014:

	Total	Average	Maximum shares/units
	shares/units	price per	available under the
Period	Purchased (1)(2)	share/unit	Company Program
Balance, September 30, 2014			2,291,160
October 1 to 31, 2014	137	$ 59.60	2,291,160
November 1 to 30, 2014	575	63.56	2,291,160
December 1 to 31, 2014	3,563	65.97	2,291,160
Balance, December 31, 2014	4,275	$ 65.44	2,291,160

(1)             Shares of common stock in the amount of 3,719 already owned by restricted stock award holders were used by those holders to pay the taxes associated with their award vesting;

(2)             The Company repurchased 556 shares of common stock through share repurchases by the transfer agent in the open market in connection with the Company’s 401(k) Savings Plan employee deferral and Company matching elections.

Item 6.         Selected Financial Data

The following table sets forth selected financial and operating data on a historical basis for the Company and should be read in conjunction with the financial statements appearing in this Form 10-K (amounts in thousands, except share, per share/unit, communities and apartment data).

	2014	2013	2012	2011	2010
Revenues:
Rental income	$616,160	$587,052	$554,499	$479,839	$423,309
Property other income	55,391	51,571	48,910	42,255	37,604
Other income (1)	364	1,179	311	154	106
Total revenues	671,915	639,802	603,720	522,248	461,019

Expenses:
Operating and maintenance	249,509	230,098	220,853	202,770	188,819
General and administrative	26,686	28,507	34,174	29,145	25,138
Interest	99,635	110,076	119,871	121,122	115,403
Depreciation and amortization	181,123	167,375	155,532	131,067	113,410
Other expenses (2)	734	312	2,741	3,225	2,871
Impairment and other charges (3)	5,382	-	-	-	-
Total expenses	563,069	536,368	533,171	487,329	445,641

Income from continuing operations	108,846	103,434	70,549	34,919	15,378

Discontinued operations:
Income (loss) from discontinued operations	(1,206)	6,940	12,541	12,745	10,953
Gain (loss) on disposition of property	81,831	81,205	80,532	-	(13)
Discontinued operations	80,625	88,145	93,073	12,745	10,940

Net income	189,471	191,579	163,622	47,664	26,318
Net income attributable to noncontrolling interest	(28,533)	(30,706)	(28,320)	(9,808)	(6,237)
Net income attributable to common stockholders	$160,938	$160,873	$135,302	$37,856	$20,081

Basic earnings per share data:
Income from continuing operations	$1.61	$1.60	$1.17	$0.66	$0.32
Discontinued operations	1.20	1.36	1.55	0.24	0.23
Net income attributable to common stockholders	$2.81	$2.96	$2.72	$0.90	$0.55
Diluted earnings per share data:
Income from continuing operations	$1.60	$1.58	$1.16	$0.65	$0.32
Discontinued operations	1.18	1.35	1.53	0.24	0.22
Net income attributable to common stockholders	$2.78	$2.93	$2.69	$0.89	$0.54
Cash dividends declared per common share	$2.92	$2.80	$2.64	$2.48	$2.32

Balance Sheet Data:
Real estate, before accumulated depreciation	$5,764,727	$5,620,765	$5,455,226	$5,042,324	$4,377,730
Total assets	4,488,535	4,467,877	4,451,492	4,153,206	3,634,703
Total debt	2,456,175	2,457,217	2,777,527	2,663,336	2,618,932
Common stockholders’ equity	1,653,218	1,629,253	1,320,968	1,153,668	720,893

Other Data:
Net cash provided by operating activities	$301,876	$295,080	$267,580	$197,705	$160,019
Net cash used in investing activities	(90,227)	(114,153)	(366,003)	(664,343)	(334,539)
Net cash provided by (used in) financing activities	(210,371)	(192,166)	111,218	464,153	176,493
Funds From Operations – Diluted, as adjusted by the Company (4)	294,256	284,780	251,658	189,723	151,134

Weighted average number of shares/units outstanding:
Shares – Basic	57,315,391	54,328,514	49,744,636	41,860,139	36,682,191
Shares – Diluted	57,827,888	54,820,194	50,382,636	42,545,082	37,169,886
Shares/units – Basic	67,515,687	64,702,113	60,364,689	52,926,968	48,201,751
Shares/units – Diluted	68,028,184	65,193,793	61,002,689	53,611,911	48,689,446
UPREIT Units	10,200,296	10,373,599	10,620,053	11,066,829	11,519,560

Total communities owned at end of year	121	120	121	124	116
Total apartment units owned at end of year	42,107	42,170	42,635	41,951	38,861

Selected Financial Data (continued)

(1)    Other income is primarily comprised of other real estate service fees.

(2)    Other expenses are comprised of acquisition related costs for closed deals.

(3)    Impairment and other charges are comprised of $3,942 in land impairment and other charges and $1,440 of employee severance costs in connection with the decision to discontinue new property development.

(4)       Pursuant to the updated guidance for Funds From Operations (“FFO”) provided by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”), FFO is defined as net income (computed in accordance with accounting principles generally accepted in the United States of America (“GAAP”)) excluding gains or losses from sales of property, impairment write-downs of depreciable real estate, noncontrolling interest, extraordinary items and cumulative effect of change in accounting principle plus depreciation from real property including adjustments for unconsolidated partnerships and joint ventures less dividends from non-convertible preferred shares.  Because of the limitations of the FFO definition as published by NAREIT as set forth above, the Company has made certain interpretations in applying the definition.  The Company believes all adjustments not specifically provided for are consistent with the definition.

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

Selected Financial Data (continued)

(4)       (continued)

The following table sets forth the calculation of FFO, and FFO as adjusted, for the previous five years, beginning with “net income attributable to common stockholders” from the Company’s audited financial statements prepared in accordance with GAAP (in thousands, except per share/unit data):

	2014	2013	2012	2011	2010
Net income attributable to common stockholders	$160,938	$160,873	$135,302	$37,856	$20,081
Real property depreciation and amortization	181,284	172,624	166,411	142,059	124,803
Noncontrolling interest	28,533	30,706	28,320	9,808	6,237
Loss (gain) on disposition of property	(81,831)	(81,205)	(80,532)	-	13
FFO – Basic and Diluted, as defined by NAREIT	288,924	282,998	249,501	189,723	151,134
Loss from early extinguishment of debt in connection with sale of real estate	5,332	1,782	2,157	-	-
FFO – Basic and Diluted, as adjusted by the Company	$294,256	$284,780	$251,658	$189,723	$151,134

Weighted average common shares/units outstanding(a):
Basic	67,515.7	64,702.1	60,364.7	52,927.0	48,201.8
Diluted	68,028.2	65,193.8	61,002.7	53,611.9	48,689.4
FFO – Diluted, as adjusted by the Company per share/unit	$4.33	$4.37	$4.13	$3.54	$3.10

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

Item 7.         Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to facilitate an understanding of the Company’s business and results of operations.  It should be read in conjunction with the Consolidated Financial Statements, the accompanying Notes to Consolidated Financial Statements and the selected financial data included in this Form 10-K.  This Form 10-K, including the following discussion, contains forward-looking statements regarding future events or trends as described more fully under “Forward-Looking Statements” on page 59.  Actual results could differ materially from those projected in such statements as a result of the risk factors described in Item 1A, “Risk Factors,” of this Form 10-K.

The Company is engaged in the ownership, management, acquisition and repositioning of apartment communities in suburbs of major metropolitan areas, primarily along the East Coast of the United States.  As of December 31, 2014, the Company owned and operated 121 apartment communities with 42,107 apartments.

Executive Summary

The Company operated during 2014 in a stable economic environment, where the Company’s markets and the country as a whole experienced job growth of 1.2% and 2.3%, respectively.  This is consistent with the job growth in the Company’s markets of 1.2% in 2013.  An increase in job growth historically leads to household formations, which creates an increase in demand for rental housing.  In addition, the credit crisis of the past recession has made it more difficult for apartment residents who may have considered purchasing a home to qualify for a mortgage.  After years of home ownership being the number one reason our residents gave for moving out of our apartment communities, it dropped starting in 2007, such that it was the number five reason in 2013 and 2014.  The combination of steady job growth and reduced flexibility for residents to purchase homes has created an environment supporting higher rental income growth and occupancy rates.

The Company owned 113 communities with 39,253 apartment units throughout 2013 and 2014 where comparable operating results are available for the years presented (the “2014 Core Properties”).  Physical occupancies at the 2014 Core Properties remained constant at 95.2% between the years 2014 and 2013.  Including bad debt in the calculation to arrive at “economic occupancy”, this metric also remained the same at 94.1%.  The level of bad debt improved to 90 basis points in 2014 compared to 91 basis points in 2013.  For 2015, we are projecting bad debt to be approximately 80 basis points of rental income plus utility recovery.

The Company uses a measurement referred to as Available to Rent, or “ATR”.  This is a leading indicator of future occupancy rates and refers to units which will be available for rent, based upon leases signed or termination notices received relating to future move in/move out dates.  As of the end of the first week of February, 2015 and 2014, our ATR was 5.1% and 7.1%, respectively.  Average physical occupancy for the quarter ended December 31, 2014 was at a level of occupancy at 95.0%, with a continuation of low resident turnover for 2014 of 39.9%, down from the 40.3% experienced in 2013.  For 2015, we are projecting physical occupancy to be 20 basis points higher than 2014 based on current occupancy trends.

Total 2014 Core Properties rental revenue growth for 2014 was projected to be 3.2%, consisting of an increase of 3.0% in rental rate growth with economic occupancy to increase 0.2%.  Actual results were positive 2.7% in rental rate growth with no change in economic occupancy resulting in 2.7% total rental revenue growth.

Executive Summary (continued)

The guidance for 2015 Core Properties (apartment units owned throughout 2014 and 2015, the “2015 Core Properties”) total revenue growth is 3.0% at the midpoint of guidance.  Rental rates are projected to increase 3.1%, including above-average rental increases at certain communities resulting from continued efforts to upgrade the properties.  Economic occupancies are expected to increase 0.4% for the year, such that rental revenues are projected to increase 3.5%.  The property other income growth rate is expected to be negative, decreasing total revenue growth by 0.5%, resulting in the net 3.0% total revenue growth projected. Property other income includes utility reimbursements which will be higher in years where we experience extreme winter weather conditions.  For 2015, the Company has projected a normal winter resulting in lower utility reimbursements and corresponding utility expense.

After four consecutive years of expense decreases (2009-2012), and a slight increase of 1.8% in 2013, the Company projected 2014 expenses to increase 3.5% at the midpoint of guidance.  Actual results were an increase of 5.6% which included above average increases in repairs and maintenance costs, real estate taxes, property insurance and snow removal costs.  For 2015, the Company expects savings in utilities, property insurance and snow removal costs to be partially offset by increases in repairs and maintenance costs, personnel costs (specifically from health care and the effects of new regulations) and real estate taxes.  Expenses for 2015 Core Properties are projected to increase 1.5% at the midpoint of guidance.

These revenue and expense projections result in 2015 Core Properties NOI growth of 4.0% at the midpoint of 2015 guidance.  Markets where the Company expects NOI results above the average include: Boston 5.8%, Chicago 5.3%, Southeast Florida 5.1%, Philadelphia 4.7% and Northern New Jersey 4.2%.  Markets with below average expectations include: Long Island 3.8%, Baltimore 3.6%, and Washington, D.C. 3.2%.  Certain historical demographic information for these markets may be found in the tables on pages 10 and 11 of this report.

Of the two items comprising NOI, revenue and operating expenses, the operating expense component is likely to be more volatile.  It is difficult to predict the weather, which can have a significant effect, and there continues to be growing concern about real estate tax reassessments.

The Company has anticipated acquisitions in the range of $250 million to $350 million in its budget for 2015.  The Company is committed to a disciplined approach to acquisitions.  If cap rates stabilize, interest rates continue to be historically low, and NOI growth rates improve, the Company may take a more aggressive approach.  The Company expects to dispose of between $100 million and $200 million of properties for 2015.  After being a net seller in both 2013 and 2014, the Company is looking to become a net acquirer in 2015.

During 2015, the Company will target leverage at a level equal to or slightly less than the level at December 31, 2014 of 38.0% of debt-to-total value (value as calculated under the terms of the line of credit facility) in order to meet the goals described above.

Results of Operations (dollars in thousands, except unit and per unit data)

Comparison of year ended December 31, 2014 to year ended December 31, 2013

The Company owned 113 communities with 39,253 apartment units throughout 2013 and 2014 where comparable operating results are available for the years presented (the “2014 Core Properties”).  For the year ended December 31, 2014, the 2014 Core Properties showed an increase in total revenues of 2.9% and a net operating income increase of 1.5% over the 2013 period.  Property level operating expenses increased 5.6%.  Average physical occupancy for the 2014 Core Properties remained steady at 95.2% for both 2014 and 2013, and average monthly rental rates increased to $1,329 per apartment unit, an increase of 2.7% over the 2013 period.

A summary of the 2014 Core Properties NOI is as follows:

	2014	2013	$ Variance	% Variance
Rent	$589,056	$573,681	$15,375	2.7%
Utility recovery revenue	24,656	22,937	1,719	7.5%
Rent including recoveries	613,712	596,618	17,094	2.9%
Other income	28,964	27,651	1,313	4.7%
Total revenue	642,676	624,269	18,407	2.9%
Operating and maintenance	(237,529)	(225,023)	(12,506)	(5.6%	)
Net operating income	$405,147	$399,246	$5,901	1.5%

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

During 2014, the Company acquired three apartment communities with a total of 1,052 units and placed into service another 404 units at two development communities (the “2014 Acquisition Communities”).  In addition, the Company experienced full year results for the two apartment communities with 457 units acquired and one development community with 90 units placed into service during 2013 (the “2013 Acquisition Communities”).  The Company has one community with 851 units undergoing significant renovations beginning in 2011 such that the operating results are not comparable to 2014 due to units being taken out of service during the redevelopment period (the “Redevelopment Community”).  The inclusion of these acquired and developed communities generally accounted for the significant changes in operating results for the year ended December 31, 2014.

Results of Operations (continued)

A summary of the NOI from continuing operations for the Company as a whole is as follows:

	2014	2013	$ Variance	% Variance
Rent	$616,160	$587,052	$29,108	5.0%
Utility recovery revenue	25,289	23,448	1,841	7.9%
Rent including recoveries	641,449	610,500	30,949	5.1%
Other income	30,102	28,123	1,979	7.0%
Total revenue	671,551	638,623	32,928	5.2%
Operating and maintenance	(249,509)	(230,098)	(19,411)	(8.4%	)
Net operating income	$422,042	$408,525	$13,517	3.3%

During 2014, the Company disposed of three properties in four transactions with a total of 1,527 units, which had partial results for 2014 and full year results for 2013.  During 2013, the Company disposed of four properties in four transactions with a total of 1,013 units, which had partial results for 2013.  The results of these disposed properties have been reflected in discontinued operations and are not included in the tables above.

For the year ended December 31, 2014, income from continuing operations increased by $5,412 when compared to the year ended December 31, 2013.  The increase was primarily attributable to the following factors:  an increase in rental income of $29,108, an increase in property other income of $3,820, a decrease in general and administrative expense of $1,821, and a decrease in interest expense of $10,441.  These changes were partially offset by increases in operating and maintenance expense of $19,411, depreciation and amortization of $13,748, other expenses of $422, and impairment and other charges of $5,382.  Each of the items are described in more detail below.

Of the $29,108 increase in rental income, $6,131 is attributable to the 2013 Acquisition Communities, $7,583 is attributable to the 2014 Acquisition Communities and $19 is attributable to the Redevelopment Community.  The balance, an increase of $15,375, relates to a 2.7% increase from the 2014 Core Properties due primarily to an increase of 2.7% in weighted average rental rates to $1,329 from $1,294 per apartment unit, accompanied by consistent economic occupancy which was 94.1% for both periods.

Of the $1,841 increase in utility recovery revenue, $62 is attributable to the 2013 Acquisition Communities, $97 is attributable to the 2014 Acquisition Communities, and $1,719 relates to a 7.5% increase from the 2014 Core Properties, primarily due to a new trash recovery program that rolled out during 2013 and colder than normal temperatures in the winter of 2014 compared to warmer temperatures in the winter of 2013, leading to increased energy consumption and higher heat billed through to residents. These increases were partially offset by a $37 reduction for the Redevelopment Community.

The remaining property other income, which consists primarily of income from operation of laundry facilities, late charges, administrative fees, garage and carport rentals, revenue from corporate apartments, cable revenue, pet charges, and miscellaneous charges to residents, increased by $1,979.  Of this increase, $249 is attributable to the 2013 Acquisition Communities, $389 is attributable to the 2014 Acquisition Communities, and $28 is attributable to the Redevelopment Community.  The balance, an increase of $1,313, is attributable to the 2014 Core Properties resulting primarily from an increase of $610 due to higher late fees, damages and other charges and $462 relating to a higher level of incentive rebates.  The remaining 2014 Core Properties increase of $241 primarily relates to increases in cable revenue, pet fee income and commercial rent, partially offset by lower corporate apartment revenue.

Of the $19,411 increase in operating and maintenance expenses, $2,501 is attributable to the 2013 Acquisition Communities, $4,350 is attributable to the 2014 Acquisition Communities and $54 is attributable to the Redevelopment Community.  The balance, an increase of $12,506, relates to a 5.6% increase from the 2014 Core Properties primarily as a result of increases in repairs & maintenance, personnel expense, property insurance, real estate taxes and snow removal costs.  These increases were partially offset by decreases in legal & professional and property management G&A.

Results of Operations (continued)

The breakdown of operating and maintenance costs for the 2014 Core Properties by line item is listed below:

	2014	2013	$ Variance	% Variance
Electricity	$7,980	$7,824	$(156)	(2.0%	)
Gas	13,955	13,466	(489)	(3.6%	)
Water & sewer	18,618	18,303	(315)	(1.7%	)
Repairs & maintenance	33,243	31,666	(1,577)	(5.0%	)
Personnel expense	53,575	52,209	(1,366)	(2.6%	)
Advertising	4,991	4,985	(6)	(0.1%	)
Legal & professional	1,152	1,750	598	34.2%
Office & telephone	6,611	6,354	(257)	(4.0%	)
Property insurance	9,352	6,315	(3,037)	(48.1%	)
Real estate taxes	65,551	60,589	(4,962)	(8.2%	)
Snow	2,405	1,290	(1,115)	(86.4%	)
Trash	3,670	3,511	(159)	(4.5%	)
Property management G&A	16,426	16,761	335	2.0%
Total	$237,529	$225,023	$(12,506)	(5.6%	)

Natural gas heating costs were up $489, or 3.6%, from a year ago due to increased consumption resulting from a colder heating season in 2014 as compared to 2013 partially offset by lower commodity rates and a decreased dependence on fuel oil at a number of our properties where we converted to natural gas during 2014.  For 2014, the Company’s natural gas weighted average cost, including transportation of $3.00 per decatherm, was $7.62 per decatherm, compared to $7.78 per decatherm for the 2013 period, a 2.1% decrease.

In January, 2015, the Company has fixed-price contracts covering 100% of its natural gas exposure for the balance of the 2014-15 heating season.  Risk is further diversified by staggering contract term expirations.  For the balance of the 2014-15 heating season, the Company estimates the average price per decatherm will be approximately $4.43, excluding transportation, which has historically approximated $3.00 per decatherm.  For the 2015-16 heating season, the Company has fixed-priced contracts covering approximately 99.1% of its natural gas exposure for an estimated weighted average cost for fixed and floating rate contracts of $4.39 per decatherm, excluding transportation.

Water & sewer costs were up $315, or 1.7%, from a year ago and are attributable to a new storm water tax experienced at several of our Maryland properties and general rate increases being assessed by local municipalities.  The water & sewer recovery program enabled the Company to recapture much of these rate increases from our residents.

Repairs & maintenance expenses were up $1,577, or 5.0%, primarily due to proceeds from an insurance claim exceeding the cost basis of destroyed assets, related to a significant fire in the 2013 period of $1,227.  Without the impact of the fire loss recovery, the recurring repairs & maintenance expenses increased $350, or 1.1%.

Personnel expenses were up $1,366, or 2.6%, primarily due to an increase of $349, or 8.8%, in health insurance, which was driven by new fees assessed as part of the Affordable Care Act in 2014, coupled with the annual wage increase of 2.7%, or $1,050.  These increases were partially offset by $70, or 9.1%, lower workers compensation insurance costs driven by favorable claims experience and $129, or 5.2%, lower incentive compensation for property management personnel.

Advertising expenses were up $6, or 0.1%, reflecting a continuing shift of $65 lower spending on print media and more emphasis on internet advertising and referral programs of $54 which contributed to a 3.3% increase in signed leases despite a 5.5% decrease in traffic in 2014 compared to 2013.

Legal and professional costs were $598, or 34.2% lower, primarily due to fewer successful tax assessment challenges in 2014.

Results of Operations (continued)

Office & telephone expenses were up $257, or 4.0%, reflecting an increase in computer fees related to new internet-based application software which contributed to a 3.3% increase in signed leases in 2014 compared to 2013.

Property insurance costs increased by $3,037, or 48.1%, primarily due to higher self insured property losses in 2014 compared to 2013.  The 2014 losses included $964 higher fire losses as compared to 2013, seventy-five properties experiencing $814 in losses due to pipe breaks caused by the extreme cold weather in all of our regions and $494 in water intrusion related losses due to heavy wind and severe rain storms that impacted a significant number of our properties in the Mid-Atlantic regions.  The 2013 period contained a $288 one-time insurance reimbursement and experienced no significant storm or weather-related losses.  The 2014 general liability losses were $189, or 11.3% higher than 2013, due to the impact of the harsher winter conditions experienced in 2014 compared to the mild winter of 2013.  Without the impact of the major items above, recurring property and general liability insurance costs were up $288, or 8.9%.

Real estate taxes were up $4,962, or 8.2%, primarily due to typical rate increases and annual tax assessment increases in our markets, some of which are triggered by our investments in apartment upgrades and repositioning.  If not for successful tax assessment challenges and tax incentive programs which resulted in savings of $170 and $2,013 in 2014 and 2013, respectively, property taxes increased $3,120, or 5.0%. The Company continues to challenge tax assessments and apply for tax incentive programs on existing properties where appropriate.

Snow removal costs were up $1,115, or 86.4%, primarily due to the Mid-Atlantic region experiencing significantly higher than normal snowfall and more numerous snow storms than in the 2013 period.

Property management general & administrative costs decreased $335, or 2.0%.  Despite increases in the number of apartment communities and units, the Company has been able to offset costs of growth due to its scalable operating platform, including efficiencies enabled by key application software investments.

The operating expense ratio (the ratio of operating and maintenance expense compared to rental and property other income) for the 2014 Core Properties was 37.0% and 36.0% for 2014 and 2013, respectively.  The 1.0% increase in 2014 is due in part to higher property insurance resulting from fire losses, lower level of tax refunds and the effects of a much harsher winter. In general, the Company’s operating expense ratio is higher than that experienced by apartment owners in other parts of the country due to relatively high real estate taxes and heating costs in its markets.

General and administrative expenses (“G&A”) decreased in 2014 by $1,821, or 6.4%, from $28,507 in 2013 to $26,686 in 2014.  G&A as a percentage of total revenues (including discontinued operations) was 3.9% for 2014 as compared to 4.2% for 2013. Stock-based compensation costs were $298, or 3.3% lower due primarily to $679 lower stock option expense due to the discontinuance of stock option grants in 2014 which was partially offset by $181 increase in executive equity compensation from the performance based restricted stock unit program that began in 2012 and $200 higher director restricted grants due to the addition of two new directors in 2014.  In addition, the 2014 corporate bonus costs were $1,366, or 39.4%, less than the 2013 period.

Interest expense decreased by $10,441, or 9.5%, in 2014 primarily as a result of paying off $79,000 in maturing loans on several Core Properties over the past year.   In addition, only one of the three 2014 Acquisition Communities was acquired with assumed secured mortgage debt of $33,696 and both 2013 Acquisition Communities were acquired without secured mortgage debt.  Refer to the information under the heading “Liquidity and Capital Resources” below for specific discussion of debt transactions impacting the average rate and overall interest expense.

Results of Operations (continued)

Depreciation and amortization expense increased $13,748, or 8.2%, due to a full year of depreciation expense for the 2013 Acquisition Communities, incremental depreciation on the capital expenditures for additions and improvements to the Core Properties of $122,379 and $128,357 in 2014 and 2013, respectively, as well as a partial year of depreciation expense for the 2014 Acquisition Communities.

Other expenses of $734 in 2014 and $312 in 2013 are property acquisition costs, primarily transfer taxes and title fees, which represent 0.52% and 0.56% of the total purchase price of the 2014 and 2013 Acquisition Communities, respectively.

Impairment and other charges of $5,382 were incurred in 2014 in connection with the decision to discontinue new property development.

Net income decreased $2,108 in 2014 primarily due to $8,146 lower income from discontinued operations in 2014 compared to 2013.  This is partially offset by an increase in income from continuing operations of $5,412 due to improved operating results from the 2014 Core Properties, the full year results of the 2013 Acquisition Communities plus a partial year impact of the operating results of the 2014 Acquisition Communities.

Comparison of year ended December 31, 2013 to year ended December 31, 2012

The Company owned 109 communities with 36,921 apartment units throughout 2012 and 2013 where comparable operating results are available for the years presented (the “2013 Core Properties”).  For the year ended December 31, 2013, the 2013 Core Properties showed an increase in total revenues of 3.2% and a net operating income increase of 4.0% over the 2012 period.  Property level operating expenses increased 1.8%.  Average physical occupancy for the 2013 Core Properties was 95.2%, down from 95.5% in 2012, with average monthly rental rates of $1,295 per apartment unit, an increase of 3.2% over the 2012 period.

A summary of the 2013 Core Properties NOI is as follows:

	2013	2012	$ Variance	% Variance
Rent	$541,514	$524,823	$16,691	3.2%
Utility recovery revenue	21,867	21,297	570	2.7%
Rent including recoveries	563,381	546,120	17,261	3.2%
Other income	26,424	25,296	1,128	4.5%
Total revenue	589,805	571,416	18,389	3.2%
Operating and maintenance	(213,056)	(209,189)	(3,867)	(1.8%	)
Net operating income	$376,749	$362,227	$14,522	4.0%

During 2012, the Company acquired three apartment communities with a total of 2,018 units and placed into service another 314 units at two development communities (the “2012 Acquisition Communities”).  The inclusion of the 2013 Acquisition Communities and 2012 Acquisition Communities generally accounted for the significant changes in operating results for the year ended December 31, 2013.

Results of Operations (continued)

A summary of the NOI from continuing operations for the Company as a whole is as follows:

	2013	2012	$Variance	% Variance
Rent	$587,052	$554,499	$32,553	5.9%
Utility recovery revenue	23,448	22,291	1,157	5.2%
Rent including recoveries	610,500	576,790	33,710	5.8%
Other income	28,123	26,619	1,504	5.7%
Total revenue	638,623	603,409	35,214	5.8%
Operating and maintenance	(230,098)	(220,853)	(9,245)	(4.2%	)
Net operating income	$408,525	$382,556	$25,969	6.8%

During 2014, the Company disposed of three properties in three transactions with a total of 1,527 units, which had full year results for 2013 and 2012.  During 2013, the Company disposed of four properties in four transactions with a total of 1,013 units, which had partial results for 2013 and full year results for 2012.  The results of these disposed properties have been reflected in discontinued operations and are not included in the tables above.

For the year ended December 31, 2013, income from continuing operations increased by $32,885 when compared to the year ended December 31, 2012.  The increase was primarily attributable to the following factors:  an increase in rental income of $32,553, an increase in property other income of $2,661, a decrease in general and administrative expense of $5,667, a decrease in interest expense of $9,795, and a decrease in other expenses of $2,429.  These changes were partially offset by increases in operating and maintenance expense of $9,245, and depreciation and amortization of $11,843.  Each of the items are described in more detail below.

Of the $32,553 increase in rental income, $14,606 is attributable to the 2012 Acquisition Communities, $99 is attributable to the 2013 Acquisition Communities, and $1,157 is attributable to the Redevelopment Community.  The balance, an increase of $16,691, relates to a 3.2% increase from the 2013 Core Properties due primarily to an increase of 3.2% in weighted average rental rates to $1,295 from $1,254 per apartment unit, accompanied by consistent economic occupancy, which was 94.4% for both periods.

Of the $1,157 increase in utility recovery revenue, $558 is attributable to the 2012 Acquisition Communities, and $29 is attributable to the Redevelopment Community.  The balance, an increase of $570, relates to a 2.7% increase from the 2013 Core Properties, primarily due to a new trash recovery program in 2013 and an increase in water & sewer costs, which are billed to residents.

The remaining property other income, which consists primarily of income from operation of laundry facilities, late charges, administrative fees, garage and carport rentals, revenue from corporate apartments, cable revenue, pet charges, and miscellaneous charges to residents, increased by $1,504.  Of this increase, $491 is attributable to the 2012 and 2013 Acquisition Communities and $1,128 is attributable to the 2013 Core Properties resulting primarily from an increase of $786 in damages and other charges due to increased resident turnover.  The remaining Core Properties increase of $342 primarily relates to increases in renter’s insurance door fees, pet fee income, corporate apartment revenue, late fees and incentive rebates, partially offset by lower cable revenue due to the 2012 period including nonrecurring income as a result of signing new contracts with cable providers which offer enhanced services in addition to basic cable.  These increases were partially offset by a $115 reduction for the Redevelopment Community.

Of the $9,245 increase in operating and maintenance expenses, $5,092 is attributable to the 2012 Acquisition Communities, $159 is attributable to the 2013 Acquisition Communities and $114 is attributable to the Redevelopment Community.  The balance, an increase of $3,867, relates to a 1.8% increase from the 2013 Core Properties primarily as a result of increases in personnel expense, real estate taxes and snow removal costs.  These increases were partially offset by decreases in property insurance and property management G&A.

Results of Operations (continued)

The breakdown of operating and maintenance costs for the 2013 Core Properties by line item is listed below:

	2013	2012	$ Variance	% Variance
Electricity	$7,270	$7,275	$5	0.1%
Gas	13,159	13,072	(87)	(0.7%	)
Water & sewer	17,528	17,365	(163)	(0.9%	)
Repairs & maintenance	30,024	30,136	112	0.4%
Personnel expense	49,352	47,528	(1,824)	(3.8%	)
Advertising	4,636	4,684	48	1.0%
Legal & professional	1,665	1,671	6	0.4%
Office & telephone	6,067	6,254	187	3.0%
Property insurance	5,725	6,522	797	12.2%
Real estate taxes	57,375	54,927	(2,448)	(4.5%	)
Snow	1,273	419	(854)	(203.8%	)
Trash	3,182	3,212	30	0.9%
Property management G&A	15,800	16,124	324	2.0%
Total	$213,056	$209,189	$(3,867)	(1.8%	)

Natural gas heating costs were up $87, or 0.7%, from 2012 due to increased consumption resulting from a colder heating season in 2013 as compared to 2012 partially offset by lower commodity rates.  For 2013, the Company’s natural gas weighted average cost, including transportation of $3.00 per decatherm, was $7.78 per decatherm, compared to $8.32 per decatherm for the 2012 period, a 6.5% decrease.

Water & sewer costs were up $163, or 0.9%, from 2012 and are attributable to general rate increases being assessed by local municipalities.  The water & sewer recovery program enabled the Company to recapture much of these rate increases from our residents.

Repairs & maintenance expenses were down $112, or 0.4%, primarily due to accounting for involuntary conversions related to fires and floods and the associated insurance claims at certain properties.  Without the impact of these recoveries, the recurring repairs & maintenance expenses increased $839, or 2.8%, as a result of higher resident turnover of 40.5% in 2013 as compared to 39.0% in 2012, which leads to higher spending on apartment turnover costs.

Personnel expenses were up $1,824, or 3.8%, primarily due to a significant increase of $1,830, or 95.2%, in health insurance, which was driven by higher self-insured claims in 2013, coupled with the annual wage increase of 2.6%, or $1,100.  These increases were partially offset by $814, or 54.3%, lower workers compensation insurance costs driven by favorable claims experience and $377, or 14.1%, lower incentive compensation for property management personnel.

Results of Operations (continued)

Advertising expenses were down $48, or 1.0%, in 2013 reflecting the resident marketing program which placed less emphasis and spending on print media than in 2012 and more focus on internet-based methods and resident programs which contributed to a 2.5% increase in signed leases in 2013 compared to 2012.

Office & telephone expenses were down $187, or 3.0%, primarily due to $249 non-recurring refunds of certain resident fees from prior years in 2012.  Without the impact of this non-recurring expense, office & telephone expense decreased $62, or 1.0%.

Property insurance costs decreased by $797, or 12.2%, primarily due to continued favorable close-outs of prior year self insured general liability claims, which yielded $1,378 in savings in 2013 compared to $338 in 2012 and favorable close-outs of prior year property claims of $505 in 2013.  These savings were offset by property losses in 2013 of $2,644 compared to $1,421 in 2012, with the 2013 increase attributable to a significant fire at one of the Company’s communities.  Without the impact of the major items above, recurring property and general liability insurance costs were down $475, or 8.7%.

Real estate taxes were up $2,448, or 4.5%, primarily due to typical rate increases and annual tax assessment increases in our markets, some of which are triggered by our investments in apartment upgrades and repositioning.  If not for successful tax assessment challenges and tax incentive programs which resulted in savings of $2,098 and $1,306 in 2013 and 2012, respectively, property taxes increased $3,240, or 5.8%.  The Company continues to challenge tax assessments on existing properties and apply for tax incentive programs for newly developed properties where appropriate.

Snow removal costs were up $854, or 203.8%, primarily due to 2013 experiencing a more normal winter season compared to 2012 where most of our Northeast and Mid-Atlantic properties experienced the mildest winter on record.

Property management general & administrative costs decreased $324, or 2.0%.  Despite increases in the number of apartment communities and units, the Company has been able to offset costs of growth due to its scalable operating platform, including efficiencies enabled by key application software investments.

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

Interest expense decreased by $9,795, or 8.2%, in 2013 primarily as a result of paying off $250,000 in maturing loans on several Core Properties over the past year.  In addition, both 2013 Acquisition Communities were acquired without secured mortgage debt and only one 2012 Acquisition Community was acquired with assumed secured mortgage debt of $7,284.  Refer to the information under the heading “Liquidity and Capital Resources” below for specific discussion of debt transactions impacting the average rate and overall interest expense.

Results of Operations (continued)

Depreciation and amortization expense increased $11,843, or 7.6%, due to a full year of depreciation expense for the 2012 Acquisition Communities, incremental depreciation on the capital expenditures for additions and improvements to the Core Properties of $119,260 and $137,779 in 2013 and 2012, respectively, as well as a partial year of depreciation expense for the 2013 Acquisition Communities.

Other expenses of $312 in 2013 and $2,741 in 2012 are property acquisition costs, primarily transfer taxes and title fees, which represent 0.56% and 0.92% of the total purchase price of the 2013 and 2012 Acquisition Communities, respectively.

Net income increased $27,957 in 2013 primarily due to an increase in income from continuing operations of $32,885 due to improved operating results from the 2013 Core Properties, the full year results of the 2012 Acquisition Communities plus a partial year impact of the operating results of the 2013 Acquisition Communities.  This is partially offset by $5,601 lower income from discontinued operation in 2013 compared to 2012.

Liquidity and Capital Resources

General

The Company’s principal liquidity demands are expected to be distributions to the common stockholders and holders of UPREIT Units, capital improvements and repairs and maintenance for its properties, acquisition and debt repayments.  The Company may also acquire equity ownership in other public or private companies that own and manage portfolios of apartment communities.

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

On October 3, 2014, Standard & Poor’s Ratings Services assigned a BBB issuer rating to the Company with a rating outlook of stable.  On October 6, 2014, Fitch, Inc. reaffirmed the Company’s corporate credit rating of BBB with a rating outlook of positive. On December 5, 2014, Moody’s Investors Service reaffirmed the Company’s issuer rating of Baa2 with a stable outlook.

For 2015, plans include increasing the level of the value of unencumbered properties to approximately 58% of the portfolio and maintaining the debt-to-total market capitalization ratio at a level equal to the level at December 31, 2014.

Liquidity and Capital Resources (continued)

Cash Flow Summary

The Company’s cash flow activities are summarized as follows (in millions):

	Year Ended December 31,
Operating Cash Flow Activities	2014	2013	2012
Net income	$189	$192	$164
Non-cash adjustments to net income	118	105	106
Changes in operating assets and liabilities	(5)	(2)	(2)
Cash provided by operating activities	$302	$295	$268

The Company’s cash flow from operating activities was $302 million in 2014 compared to $295 million in 2013.  The increase is primarily attributable to interest expense savings as a result of paying off maturing debt over the past year.

The Company’s cash flow from operating activities was $295 million in 2013 compared to $268 million in 2012.  The increase was a result of $27 million higher NOI in 2013 of which $15 million is from Core Properties and $12 million is primarily attributable to the 2013 and 2012 Acquisition Communities.

	Year Ended December 31,
Investing Cash Flow Activities	2014	2013	2012
Proceeds from sale of properties	$211	$188	$150
Purchase of properties and land for development, net of mortgage notes assumed	(110)	(98)	(290)
Capital improvements to properties including redevelopment	(139)	(144)	(165)
Construction in progress and predevelopment costs	(48)	(62)	(62)
Other investing activities	(4)	2	1
Cash used in investing activities	$(90)	$(114)	$(366)

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

Cash used in investing activities was $90 million during 2014.  In 2014, the Company raised $211 million in net proceeds from the sale of three properties with 1,527 units.  The Company purchased three properties with 1,052 units for $110 million.  Cash outflows for capital improvements and redevelopment were $131 million and $8 million, respectively.  Cash outflows for additions to construction in progress were $48 million which were primarily for the development of Eleven55 Ripley and The Courts at Spring Mill Station.

Cash used in investing activities was $114 million during 2013.  In 2013, the Company raised $188 million in net proceeds from the sale of four properties with 1,013 units.  These proceeds were used to fund the purchase of two properties with 457 units for $56 million and the purchase of two land parcels for development for $42 million.  Cash outflows for capital improvements and redevelopment were $137 million and $7 million, respectively.  Cash outflows for additions to construction in progress were $62 million which were primarily for the development of Eleven55 Ripley and The Courts at Spring Mill Station.

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

	Year Ended December 31,
Financing Cash Flow Activities	2014	2013	2012
Proceeds from equity issuance	$22	$312	$162
Proceeds from unsecured debt	176	31	210
Secured debt repayments	(211)	(351)	(103)
Dividends and distributions paid	(197)	(182)	(159)
Other financing activities	-	(2)	1
Cash provided by (used in) financing activities	$(210)	$(192)	$111

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

Cash used in financing activities totaled $210 million for 2014, primarily as a result of reducing secured indebtedness.  Proceeds raised through the sale of common stock from stock option exercises of $22 million, combined with net proceeds from the unsecured line of credit of $76 million and proceeds from an unsecured loan of $100 million, were offset by scheduled payments on mortgages of $31 million, payoff of mortgages of $180 million and distributions paid to stockholders and UPREIT Unitholders of $197 million.

Cash used in financing activities totaled $192 million for 2013, primarily as a result of reducing secured indebtedness.  Proceeds raised through the sale of common stock under the public offering of $268 million, the ATM offering of $29 million and from stock option exercises of $15 million, combined with net proceeds from the unsecured line of credit of $31 million were offset by scheduled payments on mortgages of $34 million, payoff of mortgages of $317 million and distributions paid to stockholders and UPREIT Unitholders of $182 million.

Cash provided by financing activities totaled $111 million for 2012.  Net proceeds from the sale of common stock under the ATM offering were $145 million and $17 million from stock option exercises, for combined proceeds of $162 million.  The Company raised an additional $210 million in combined net proceeds from the unsecured line of credit of $160 million and $50 million issued in unsecured notes.  Total proceeds were partially offset by scheduled payments on mortgages of $36 million, payoff of mortgages of $67 million and distributions paid to stockholders and UPREIT Unitholders of $159 million.

Liquidity and Capital Resources (continued)

Unsecured Line of Credit

As of December 31, 2013, the Company had a $450 million unsecured line of credit agreement with M&T Bank and U.S. Bank National Association, as joint lead banks, and nine other participating commercial banks, with an initial maturity date of August 18, 2017 and a one-year extension, at the Company’s option.  The Company had $269 million outstanding under the credit facility on December 31, 2014.  The line of credit agreement provides the ability to issue up to $20 million in letters of credit.  While the issuance of letters of credit does not increase the borrowings outstanding under the line of credit, it does reduce the amount available.  At December 31, 2014, the Company had outstanding letters of credit of $3.8 million resulting in the amount available on the credit facility of $177.2 million.  Borrowings under the line of credit bear interest at a variable rate based on LIBOR, plus a spread from 1.00% to 2.00% based on the Company’s leverage ratio.  As of December 31, 2014, based on the Company’s leverage ratio, the LIBOR margin was 1.00%, and the one-month LIBOR was 0.19%; resulting in an effective rate of 1.19% for the Company.

Unsecured Term Loans

On December 9, 2011, the Company entered into a $250 million five-year unsecured term loan with M&T Bank as lead bank, and ten other participating lenders, which was set to mature on December 8, 2016.  The term loan generated net proceeds of $248 million, after fees and closing costs, which were used to pay off an unsecured term loan, purchase an unencumbered property and acquire land for future development.  On August 19, 2013, the Company amended the term loan agreement to extend the maturity date to August 18, 2018.  No other changes were made to the terms of the unsecured term loan.  The loan bears monthly interest at a variable rate based on LIBOR, plus a spread from 1.00% to 2.00% based on the Company’s leverage ratio.  On July 19, 2012, the Company entered into two interest rate swap agreements with major financial institutions that effectively convert the variable LIBOR portion of this loan to a fixed rate of 0.685% through December 7, 2016.  On November 4, 2013, the Company entered into three additional interest rate swap agreements that effectively convert the variable LIBOR portion of this loan to a fixed rate of 2.604% for the period of December 8, 2016 through August 18, 2018.  As of December 31, 2014, based on the Company’s leverage ratio, the spread was 1.00%, and the swapped one-month LIBOR was 0.685%; resulting in an effective rate of 1.685% for the Company.  The loan has covenants that align with the unsecured line of credit facility.

On June 28, 2013, the Company entered into an unsecured loan agreement with M&T Bank with a September 30, 2013 maturity date.  The note had a maximum principal amount of $75 million with monthly interest at a variable rate based on LIBOR, plus a spread from 1.00% to 2.00% based on the Company’s leverage ratio.  On June 28, 2013, the Company borrowed $25 million which was repaid in its entirety on July 12, 2013.  Proceeds from this term loan were utilized to partially fund the repayment of secured debt.  On August 19, 2013, the loan commitment was terminated in connection with an amendment to the unsecured line of credit, as more fully described in Note 6 to Consolidated Financial Statements of this Form 10-K.

On November 19, 2014, the Company entered into an unsecured loan agreement with M&T Bank and borrowed $100 million with a May 18, 2015 maturity date.  The note has a maximum principal amount of $100 million with monthly interest at a variable rate based on LIBOR, plus a spread from 1.00% to 2.00% based on the Company’s leverage ratio.  Proceeds from this term loan were utilized to pay down the line of credit.  The loan has covenants that align with the unsecured line of credit facility.

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

Indebtedness

As of December 31, 2014, the weighted average interest rate on the Company’s total indebtedness of $2.5 billion was 4.16% with staggered maturities averaging approximately 3.4 years.  Approximately 84% of total indebtedness is at fixed rates.  This limits the exposure to changes in interest rates, minimizing the effect of interest rate fluctuations on the Company’s results of operations and cash flows.

Unencumbered Assets

The value of the unencumbered asset pool (as calculated pursuant to the covenants of the line of credit agreement) was 53% as of December 31, 2014 compared to 48% at the end of 2013.  Higher levels of unsecured assets add borrowing flexibility because more capacity is available for unsecured debt under the terms of the Company’s unsecured line of credit agreement, and/or for the issuance of additional unsecured senior notes.  It also permits the Company to place secured financing on unencumbered assets if desired.

UPREIT Units

The Company believes that the issuance of UPREIT Units for property acquisitions will continue to be a potential source of capital for the Company.  During 2014, 2013 and 2012, there were no UPREIT Units issued for property acquisitions.

Universal Shelf Registration

On February 28, 2013, the Company filed a Form S-3 universal shelf registration statement with the SEC that registers the issuance, from time to time, of common stock, preferred stock or debt securities.  The Company may offer and sell securities issued pursuant to the universal shelf registration statement after a prospectus supplement, describing the type of security and amount being offered, is filed with the SEC.  Sales of common stock under the Company’s equity offerings on or after February 28, 2013, described below, were made under this registration statement.

On March 3, 2010, the Company filed a Form S-3 universal shelf registration statement with the SEC having substantially the same provisions and purposes as the February 2013 registration statement.  The registration statement was set to expire in March 2013.  Sales of common stock under the Company’s equity offerings through February 27, 2013, described below, as were made under this registration statement.

Liquidity and Capital Resources (continued)

Authorized Capital Stock

On April 29, 2014, the stockholders of the Company approved an amendment to the Company’s Articles of Incorporation to increase the shares of common stock authorized to be issued from 80,000,000 to 160,000,000 shares of common stock, par value $0.01 per share.  The newly authorized shares of common stock can be issued from time to time for any corporate purpose deemed advisable by the Board, which may include capital raising transactions of equity or convertible debt securities, stock splits, stock dividends, issuance under current or future equity compensation and incentive plans, employee stock plans and savings plans, conversion of UPREIT Units, and acquisitions of individual properties or portfolios of multiple properties.

At-the-Market Equity Offering Programs

The Company has initiated “At-the-Market” (“ATM”) equity offering programs through which it is authorized to sell shares of common stock from time to time in ATM offerings or negotiated transactions.  The Company did not issue any shares of common stock under the current ATM program during 2014.  During 2013, the Company issued 0.5 million shares of common stock at an average price per share of $63.51, for aggregate gross proceeds of $29.2 million and aggregate net proceeds of $28.5 million after deducting commissions and other transaction costs of $0.7 million.  During 2012, the Company issued 2.4 million shares of common stock at an average price per share of $62.47, for aggregate gross proceeds of $147.8 million and aggregate net proceeds of $144.8 million after deducting commissions and other transaction costs of $3.0 million.  As of December 31, 2014, approximately 2.0 million shares remain available to be issued under the current ATM program.

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

Stock Repurchase Program

In 1997, the Board approved a stock repurchase program under which the Company may repurchase shares of its common stock or UPREIT Units (“Company Program”).  The shares and units may be repurchased through open market or privately negotiated transactions at the discretion of Company management.  The Board’s action did not establish a target stock price or a specific timetable for repurchase.  There were no repurchases under the Company Program during 2014, 2013 and 2012.  The remaining authorization level as of December 31, 2014 is 2.3 million shares.  The Company will continue to monitor stock prices relative to the NAV to determine the current best use of capital among our major uses of capital: stock buybacks, debt paydown to increase the unencumbered pool, acquisitions and rehabilitation or redevelopment of owned properties.

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

The Company’s significant accounting policies are described in Notes 2 and 3 to Consolidated Financial Statements.  These policies were followed in preparing the Consolidated Financial Statements for the year ended December 31, 2014 and are consistent with the year ended December 31, 2013.

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

Recent Accounting Pronouncements

There were no new accounting pronouncements issued or effective during the fiscal year which have had or are expected to have a material impact on the Consolidated Financial Statements.  See Note 3 to the Consolidated Financial Statements for further detail on applicable accounting pronouncements that were adopted in 2014 or will be effective for 2015.

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

Contractual Obligations and Other Commitments

The primary obligations of the Company relate to its borrowings under the unsecured line of credit, unsecured notes and mortgage notes.  The Company’s line of credit matures in August 2017 (not including a one-year extension, at the option of the Company), and had $269 million in loans and $3.8 million in letters of credit outstanding at December 31, 2014.  The $550 million in unsecured notes have maturities ranging from four and one-half months to seven years.  The $1.6 billion in mortgage notes have varying maturities ranging from two months to seven years.  The principal and interest payments on the borrowings for the years subsequent to December 31, 2014, are set forth in the table below.

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

Contractual Obligations and Other Commitments (continued)

Purchase obligations represent those costs that the Company is contractually obligated to pay in the future.  The significant components of this caption are costs for capital improvements at the Company’s properties, as well as costs for normal operating and maintenance expenses at the site level that are tied to contracts such as utilities, landscaping and grounds maintenance and advertising.  The purchase obligations include amounts tied to contracts, some of which expire in 2015.  It is the Company’s intention to renew these normal operating contracts, however, there has been no attempt to estimate the length or future costs of these contracts.

Tabular Disclosure of Contractual Obligations:

	Payments Due by Period (in thousands)
Contractual Obligations (1)	Total	2015	2016	2017	2018	2019	Thereafter
Mortgage notes, principal (2)	$1,637,175	$245,870	$308,062	$200,995	$173,717	$257,647	$450,884
Mortgage notes, interest (3)	276,320	79,651	58,630	52,013	39,214	26,664	20,148
Unsecured notes, principal (2)	550,000	100,000	-	-	340,000	50,000	60,000
Unsecured notes, interest (3) (5)	70,378	13,817	13,697	18,230	14,717	4,017	5,900
Line of credit, principal (2) (4)	269,000	-	-	269,000	-	-	-
Line of credit, interest (3)	8,401	3,194	3,194	2,013	-	-	-
Operating leases	3,931	1,925	1,685	321	-	-	-
Purchase obligations	4,534	4,346	163	25	-	-	-

Total	$2,819,739	$448,803	$385,431	$542,597	$567,648	$338,328	$536,932

(1)      The contractual obligations and other commitments in the table are set forth as required by Item 303(a)(5) of Regulation S-K promulgated by the SEC in January of 2003 and are not prepared in accordance with generally accepted accounting principles.

(2)       Amounts include principal payments only.  The Company will pay interest on outstanding indebtedness based on the rates and terms summarized in Note 6 to Consolidated Financial Statements.

(3)       Amounts include interest expected to be incurred on the Company’s secured and unsecured debt based on obligations outstanding at December 31, 2014.  For floating rate debt, the current rate in effect for the most recent payment through December 31, 2014 is assumed to be in effect through the respective maturity date of each instrument.

(4)       The payment in 2017 assumes that the entire principal amount outstanding on the line of credit as described in Note 6 to Consolidated Financial Statements remains outstanding until the initial expiration in 2017, not including the one-year extension at the Company’s option, and that no new borrowings are made.

(5)       For $250,000 unsecured notes subject to interest rate swaps, the swapped rates are assumed as more fully described in Note 8 to Consolidated Financial Statements, and no payments by the Company to the counterparty are assumed.

The Company has a secondary guarantee through 2015 on certain low income housing tax credits to limited partners in a partnership in which it previously was a general partner totaling approximately $3 million.  With respect to the guarantee of the low income housing tax credits, the new unrelated general partner assumed operating deficit guarantee and primary tax credit guarantee positions, as more fully described in Note 14 to Consolidated Financial Statements.  The Company believes the property’s operations conform to the applicable requirements and does not anticipate any payment on the guarantee; therefore, the secondary guarantee is excluded from the table above.

Off-Balance Sheet Arrangements

As of December 31, 2014, the Company did not have any off-balance sheet transactions, arrangements, or obligations, including contingent obligations, other than those disclosed under Contractual Obligations and Other Commitments.

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

Environmental Issues

Phase I environmental site assessments have been completed on substantially all of the Properties.  As of December 31, 2014, there were no recorded amounts resulting from environmental liabilities as there were no known obligations with respect thereto.  Furthermore, no condition is known to the Company’s management that would give rise to a liability for site restoration or other costs that may be incurred with respect to the sale or disposal of a property that would be material to the Company as a whole.

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

Effective January 1, 2014, the Company updated its estimate of the amount of recurring, non-revenue enhancing capital expenditures incurred on an annual basis for a standard garden style apartment.  The Company now estimates that the amount of these capital expenditures is $900 per unit compared to $848 per apartment unit in the prior year.  This new amount better reflects current actual costs since the last update.

Capital Improvements (continued)

The table below is a list of the items that management considers recurring, non-revenue enhancing capital and maintenance expenditures for a standard garden style apartment.  Included are the per unit replacement cost and the useful life that management estimates the Company incurs on an annual basis.

				Maintenance
			Capitalized	Expense	Total
	Capitalized		Expenditure	Cost per	Cost per
	Cost per	Useful	Per Unit	Unit	Unit
Category	Unit	Life(1)	Per Year(2)	Per Year(3)	Per Year
Appliances	$1,673	10	$167	$13	$180
Blinds, shades	148	3	49	6	55
Carpets, cleaning	924	4	231	155	386
Computers, equipment, misc.(4)	124	6	21	22	43
Contract repairs	-	-	-	182	182
Exterior painting (5)	87	3	29	-	29
Flooring	175	7	25	27	52
Furnace, air (HVAC)	880	19	46	84	130
Hot water heater	302	7	43	-	43
Interior painting	-	-	-	194	194
Kitchen, bath cabinets upgrade	1,272	15	85	-	85
Landscaping site	-	-	-	122	122
New roof	906	24	38	-	38
Parking lot site	900	15	60	-	60
Pool, exercise facility	130	15	9	56	65
Windows major	1,712	20	86	-	86
Miscellaneous (6)	190	17	11	-	11
Total	$9,423		$900	$861	$1,761

(1)             Estimated weighted average actual physical useful life of the expenditure capitalized.

(2)             This amount is not necessarily incurred each and every year.  Some years will be higher, or lower depending on the timing of certain longer life expenditures.

(3)             These expenses are included in the Operating and Maintenance line item of the Consolidated Statement of Operations.  Maintenance labor costs are not included in the $861 per unit estimate.  All personnel costs for site supervision, leasing agents, and maintenance staff are combined and disclosed in the Company’s Results of Operations section.

(4)             Includes computers, office equipment, furniture, and maintenance vehicles.

(5)             The level of exterior painting may be lower than other similarly titled presentations of other owners as the Company’s portfolio has a significant amount of brick exteriors. In addition, the other exposed surfaces are most often covered in aluminum or vinyl.

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

The Company estimates that on an annual basis approximately $900 and $848 per unit was spent on recurring capital expenditures in 2014 and 2013, respectively.  The table below summarizes the breakdown of capital improvements by major categories between recurring and non-recurring, revenue generating capital improvements as follows:

	For the year ended December 31,
	2014						2013
	Recurring	(a)	Non-recurring	(a)	Total Capital	(a)	Total Capital	(a)
	Cap Ex	Per Unit	Cap Ex	Per Unit	Improvements	Per Unit	Improvements	Per Unit
New buildings	$-	$ -	$1,780	$44	$1,780	$44	$504	$13
Major bldg improvements	5,050	126	16,528	412	21,578	538	24,594	626
Roof replacements	1,523	38	2,664	66	4,187	104	4,046	103
Site improvements	2,766	69	16,766	418	19,532	487	14,006	357
Apartment upgrades	5,605	140	33,923	846	39,528	986	42,082	1,071
Appliances	6,460	161	52	1	6,512	162	6,756	172
Carpeting, flooring	10,261	256	3,665	91	13,926	347	13,845	352
HVAC, mechanicals	3,567	89	13,735	343	17,302	432	19,248	490
Miscellaneous	842	21	2,705	67	3,547	88	3,287	84
Totals	$36,074	$ 900	$91,818	$2,288	$127,892	$3,188	$128,368	$3,268

(a)              Calculated using the weighted average number of units owned, including 39,253 core units, 2013 acquisition units of 457, and 2014 acquisition units of 371 for 2014; and 39,253 core units and 2013 acquisition units of 30 for 2013.

The schedule below summarizes the breakdown of total capital improvements between core and non-core:

	For the year ended December 31,
	2014						2013
	Recurring	(b)	Non-recurring	(b)	Total Capital	(b)	Total Capital	(b)
	Cap Ex	Per Unit	Cap Ex	Per Unit	Improvements	Per Unit	Improvements	Per Unit
Core Communities	$35,329	$900	$87,050	$2,218	$122,379	$3,118	$128,357	$3,270
2014 Acquisition Communities	334	900	797	2,148	1,131	3,049	-	-
2013 Acquisition Communities	411	900	3,971	8,689	4,382	9,589	11	367
Subtotal	36,074	900	91,818	2,288	127,892	3,188	128,368	3,268
2014 Disposed Communities	709	900	26	33	735	933	1,884	1,234
2013 Disposed Communities	-	-	-	-	-	-	382	877
Corporate office (1)	-	-	-	-	1,867	-	2,153	-
Totals	$36,783	$900	$91,844	$2,247	$130,494	$3,147	$132,787	$3,167

(1)       No distinction is made between recurring and non-recurring expenditures for corporate office.  Corporate office expenditures include principally computer hardware, software, office furniture, fixtures and leasehold improvements.  Corporate office expenditures are excluded from per unit figures.

(b)             Calculated using the weighted average number of units owned, including 39,253 core units, 2013 acquisition units of 457, 2014 acquisition units of 371, and 2014 disposed units of 788 for 2014; and 39,253 core units, 2013 acquisition units of 30, 2013 disposed units of 435, and 2014 disposed units of 1,527 for 2013.

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

Forward-Looking Statements

This Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Exchange Act of 1933 and Section 21E of the Securities Exchange Act of 1934, both as amended.  Some examples of forward-looking statements include statements related to revenue growth, rental rates, occupancy, expense, NOI and other estimates for 2014, acquisitions (including any related pro forma financial information), future capital expenditures, potential redevelopment opportunities, projected costs and rental rates for development and redevelopment projects, financing sources and availability, and the effects of environmental and other regulations.  Although management believes that the expectations reflected in those forward-looking statements are based upon reasonable assumptions, it can give no assurance that expectations will be achieved.  Factors that may cause actual results to differ include general economic and local real estate conditions, the weather and other conditions that might affect operating expenses, the timely completion of repositioning activities within anticipated budgets, the actual pace of future acquisitions and dispositions, and continued access to capital to fund growth.  For this purpose, any statements contained in this Form 10-K that are not statements of historical fact should be considered to be forward-looking statements.  Some of the words used to identify forward-looking statements include “believes”, “anticipates”, “plans”, “expects”, “seeks”, “estimates”, “intends”, and any other similar expressions.  Readers should exercise caution in interpreting and relying on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond the Company’s control and could materially affect the Company’s actual results, performance or achievements.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

The Company’s primary market risk exposure is interest rate risk.  The Company’s debt is summarized as follows:

	December 31, 2014				December 31, 2013
	Amount (Millions)	Weighted- Average Maturity Years	Weighted- Average Interest Rate	Percentage of Total	Amount (Millions)	Weighted- Average Maturity Years	Weighted- Average Interest Rate	Percentage of Total
Fixed rate secured debt	$1,613	3.51	5.20%	65.7%	$1,731	4.42	5.21%	70.5%
Variable rate secured debt	24	2.25	2.90%	1.0%	83	3.08	3.02%	3.4%
Fixed rate unsecured debt (a)	450	4.24	2.96%	18.3%	450	5.24	2.96%	18.2%
Variable rate unsecured debt	369	2.02	1.19%	15.0%	193	3.63	1.19%	7.9%
Total	$2,456	3.41	4.16%	100.0%	$2,457	4.46	4.41%	100.0%

(a)  Includes $250 million of variable rate debt where the one-month LIBOR was swapped to a fixed rate of 0.685% at December 31, 2014 and 2013.

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

At December 31, 2014 and December 31, 2013, the fair value of the Company’s total debt, including the unsecured notes payable and line of credit, amounted to a liability of $2.55 billion and $2.55 billion, respectively, compared to its carrying amount of $2.46 billion and $2.46 billion, respectively.  The Company estimates that a 100 basis point increase in market interest rates at December 31, 2014 would have changed the fair value of the Company’s total debt to a liability of $2.47 billion and would result in $3.3 million higher interest expense on the variable rate debt on an annualized basis.

The Company intends to continuously monitor and actively manage interest costs on its variable rate debt portfolio and may enter into swap positions based upon market fluctuations.  Accordingly, the cost of obtaining such interest rate protection agreements in relation to the Company’s access to capital markets will continue to be evaluated.  The Company has not, and does not plan to, enter into any derivative financial instruments for trading or speculative purposes.  In addition, the Company believes that it has the ability to obtain funds through additional debt and equity offerings and the issuance of UPREIT Units for property acquisitions.  As of December 31, 2014, the Company had no other material exposure to market risk.

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

The principal executive officer and principal financial officer evaluated, as of December 31, 2014, the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) and have determined that such disclosure controls and procedures are effective.

Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s principal executive officer and principal financial officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with GAAP.

Under the supervision and with the participation of management, including the Company’s principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on its evaluation under that framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2014.  Additionally, based on our assessment, we determined that there were no material weaknesses in internal controls over financial reporting as of December 31, 2014.

Attestation Report of the Registered Public Accounting Firm

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2014, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which appears herein.

Changes in Internal Control Over Financial Reporting

There were no changes in the internal controls over financial reporting that occurred during the fourth quarter of the year ended December 31, 2014, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The information required by Items 10, 11, 12, 13 and 14 is incorporated herein by reference to the Company’s Proxy Statement to be issued in connection with the Annual Meeting of Stockholders of the Company to be held on April 28, 2015.  The Proxy Statement will be filed within 120 days after the end of the Company’s last fiscal year.

This page intentionally left blank.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) 1 and (a) 2.  Financial Statements and Schedules

The financial statements and schedules listed below are filed as part of this annual report on the pages indicated.

HOME PROPERTIES, INC.

Consolidated Financial Statements

(a) 3.  Exhibits

See Exhibit Index.	108

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Home Properties, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a) present fairly, in all material respects, the financial position of Home Properties, Inc. and its subsidiaries (the “Company”) at December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company’s internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
Boston, Massachusetts
February 24, 2015

HOME PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2014 and 2013

(Dollars in thousands, except per share data)

	2014	2013
ASSETS
Real estate:
Land	$815,565	$786,868
Land held for sale	13,114	-
Construction in progress	118,595	187,976
Buildings, improvements and equipment	4,817,453	4,645,921
	5,764,727	5,620,765
Less: accumulated depreciation	(1,371,227)	(1,243,243)
Real estate, net	4,393,500	4,377,522
Cash and cash equivalents	11,131	9,853
Cash in escrows	24,118	23,738
Accounts receivable, net	19,556	14,937
Prepaid expenses	23,484	22,089
Deferred charges, net	9,250	11,945
Other assets	7,496	7,793
Total assets	$4,488,535	$4,467,877
LIABILITIES AND EQUITY
Mortgage notes payable	$1,637,175	$1,814,217
Unsecured notes payable	550,000	450,000
Unsecured line of credit	269,000	193,000
Accounts payable	25,835	27,540
Accrued interest payable	7,732	8,392
Accrued expenses and other liabilities	38,732	33,936
Security deposits	18,631	18,479
Total liabilities	2,547,105	2,545,564
Commitments and contingencies
Equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $0.01 par value; 160,000,000 and 80,000,000 shares authorized with 57,703,957 and 56,961,646 shares issued and outstanding at December 31, 2014 and December 31, 2013, respectively	577	570
Excess stock, $0.01 par value; 10,000,000 shares authorized; no shares issued or outstanding	-	-
Additional paid-in capital	2,041,394	2,007,300
Distributions in excess of accumulated earnings	(387,004)	(380,168)
Accumulated other comprehensive income (loss)	(1,749)	1,551
Total common stockholders’ equity	1,653,218	1,629,253
Noncontrolling interest	288,212	293,060
Total equity	1,941,430	1,922,313
Total liabilities and equity	$4,488,535	$4,467,877

The accompanying notes are an integral part of these consolidated financial statements.

HOME PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

(Dollars in thousands, except per share data)

	2014	2013	2012
Revenues:
Rental income	$616,160	$587,052	$554,499
Property other income	55,391	51,571	48,910
Other income	364	1,179	311
Total revenues	671,915	639,802	603,720
Expenses:
Operating and maintenance	249,509	230,098	220,853
General and administrative	26,686	28,507	34,174
Interest	99,635	110,076	119,871
Depreciation and amortization	181,123	167,375	155,532
Other expenses	734	312	2,741
Impairment and other charges	5,382	-	-
Total expenses	563,069	536,368	533,171

Income from continuing operations	108,846	103,434	70,549

Discontinued operations:
Income (loss) from discontinued operations	(1,206)	6,940	12,541
Gain on disposition of property	81,831	81,205	80,532
Discontinued operations	80,625	88,145	93,073
Net income	189,471	191,579	163,622
Net income attributable to noncontrolling interest	(28,533)	(30,706)	(28,320)

Net income attributable to common stockholders	$160,938	$160,873	$135,302

Basic earnings per share data:
Income from continuing operations	$1.61	$1.60	$1.17
Discontinued operations	1.20	1.36	1.55
Net income attributable to common stockholders	$2.81	$2.96	$2.72

Diluted earnings per share data:
Income from continuing operations	$1.60	$1.58	$1.16
Discontinued operations	1.18	1.35	1.53
Net income attributable to common stockholders	$2.78	$2.93	$2.69

Weighted average number of shares outstanding:
Basic	57,315,391	54,328,514	49,744,636
Diluted	57,827,888	54,820,194	50,382,636

The accompanying notes are an integral part of these consolidated financial statements.

HOME PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

(Dollars in thousands)

	2014	2013	2012

Net income	$189,471	$191,579	$163,622

Other comprehensive income (loss):
Unrealized gain (loss) on interest rate swap agreements	(3,886)	3,136	(1,296)
Other comprehensive income (loss)	(3,886)	3,136	(1,296)

Comprehensive income	185,585	194,715	162,326
Net income attributable to noncontrolling interest	(28,533)	(30,706)	(28,320)
Other comprehensive (income) loss attributable to noncontrolling interest	586	(516)	227

Comprehensive income attributable to common stockholders	$157,638	$163,493	$134,233

The accompanying notes are an integral part of these consolidated financial statements.

HOME PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

(Dollars in thousands)

				Distributions	Accumulated
			Additional	in Excess of	Other	Non-
	Common Stock		Paid-In	Accumulated	Comprehensive	controlling
	Shares	Amount	Capital	Earnings	Income (Loss)	Interest	Total
Balance, December 31, 2011	48,321,305	$483	$1,545,563	$(392,378)	$0	$255,976	$1,409,644
Net income	-	-	-	135,302	-	28,320	163,622
Unrealized gain (loss) on interest rate swap agreements	-	-	-	-	(1,069)	(227)	(1,296)
Issuance of common stock, net	2,966,742	30	165,938	-	-	-	165,968
Stock-based compensation	4,199	-	13,923	-	-	-	13,923
Repurchase of common stock	(68,284)	(1)	(4,244)	-	-	-	(4,245)
Conversion of UPREIT Units for common stock	284,180	3	6,896	-	-	(6,899)	0
Adjustment of noncontrolling interest	-	-	(18,157)	-	-	18,157	0
Dividends and distributions declared	-	-	-	(131,321)	-	(28,028)	(159,349)
Balance, December 31, 2012	51,508,142	$515	$1,709,919	$(388,397)	$(1,069)	$267,299	$1,588,267
Net income	-	-	-	160,873	-	30,706	191,579
Unrealized gain (loss) on interest rate swap agreements	-	-	-	-	2,620	516	3,136
Issuance of common stock, net	902,934	9	47,477	-	-	-	47,486
Issuance of common stock through public offering, net	4,427,500	44	267,589	-	-	-	267,633
Stock-based compensation	3,137	-	9,055	-	-	-	9,055
Repurchase of common stock	(48,484)	-	(3,133)	-	-	-	(3,133)
Conversion of UPREIT Units for common stock	168,417	2	4,493	-	-	(4,495)	0
Adjustment of noncontrolling interest	-	-	(28,100)	-	-	28,100	0
Dividends and distributions declared	-	-	-	(152,644)	-	(29,066)	(181,710)
Balance, December 31, 2013	56,961,646	$570	$2,007,300	$(380,168)	$1,551	$293,060	$1,922,313
Net income	-	-	-	160,938	-	28,533	189,471
Unrealized gain (loss) on interest rate swap agreements	-	-	-	-	(3,300)	(586)	(3,886)
Issuance of common stock, net	622,128	6	25,277	-	-	-	25,283
Stock-based compensation	5,318	-	9,386	-		-	9,386
Repurchase of common stock	(57,956)	(1)	(3,563)	-	-	-	(3,564)
Conversion of UPREIT Units for common stock	172,821	2	4,885	-	-	(4,887)	0
Adjustment of noncontrolling interest	-	-	(1,891)	-	-	1,891	0
Dividends and distributions declared	-	-	-	(167,774)	-	(29,799)	(197,573)
Balance, December 31, 2014	57,703,957	$577	$2,041,394	$(387,004)	$(1,749)	$288,212	$1,941,430

The accompanying notes are an integral part of these consolidated financial statements.

HOME PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

(Dollars in thousands)

	2014	2013	2012
Cash flows from operating activities:
Net income	$189,471	$191,579	$163,622
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	186,227	177,885	172,558
Impairment and other charges	3,942	-	-
Gain on disposition of property	(81,831)	(81,205)	(80,532)
Stock-based compensation	9,386	9,055	13,923
Changes in assets and liabilities:
Cash in escrows, net	(869)	1,825	1,881
Other assets	(6,346)	(5,101)	(8,250)
Accounts payable and accrued liabilities	1,896	1,042	4,378
Total adjustments	112,405	103,501	103,958
Net cash provided by operating activities	301,876	295,080	267,580

Cash flows from investing activities:
Deposits on real estate acquisitions	(4,450)	(800)	-
Purchase of properties, net of mortgage notes assumed	(109,934)	(55,821)	(289,759)
Purchase of land for development	-	(41,889)	-
Capital improvements to properties including redevelopment	(139,265)	(144,304)	(164,987)
Additions to construction in progress	(48,461)	(60,947)	(61,806)
Additions to predevelopment	-	(938)	(535)
Proceeds from sale of properties, net	210,807	187,993	149,783
Proceeds from insurance for property losses	587	1,145	-
Withdrawals from cash held in escrow, net	489	1,408	1,301
Net cash used in investing activities	(90,227)	(114,153)	(366,003)

Cash flows from financing activities:
Proceeds from sale of common stock, net	25,283	47,486	165,968
Proceeds from issuance of common stock through public offering, net	-	267,633	-
Repurchase of common stock	(3,564)	(3,133)	(4,245)
Scheduled payments of mortgage notes payable	(30,670)	(33,974)	(35,873)
Payoff mortgage notes payable	(179,852)	(316,836)	(67,324)
Proceeds from unsecured notes payable	100,000	25,000	150,000
Payments of unsecured notes payable	-	(25,000)	(100,000)
Proceeds from unsecured line of credit	542,000	743,000	524,000
Payments of unsecured line of credit	(466,000)	(712,500)	(364,000)
Payments of deferred loan costs	(528)	(2,132)	(410)
Withdrawals from cash held in escrow, net	-	-	2,451
Dividends and distributions	(197,040)	(181,710)	(159,349)
Net cash provided by (used in) financing activities	(210,371)	(192,166)	111,218

Net increase (decrease) in cash and cash equivalents	1,278	(11,239)	12,795
Cash and cash equivalents:
Beginning of year	9,853	21,092	8,297
End of year	$11,131	$9,853	$21,092

The accompanying notes are an integral part of these consolidated financial statements.

HOME PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

1                                         ORGANIZATION AND BASIS OF PRESENTATION

Organization

Home Properties, Inc. (the “Company”) was formed in November 1993 as a Maryland corporation.  Home Properties is a self-administered and self-managed real estate investment trust (“REIT”) that owns, operates, acquires and repositions apartment communities in suburbs of major metropolitan areas, primarily along the East Coast of the United States.  The Company completed an initial public offering of 5,408,000 shares of common stock on August 4, 1994 and is traded on the New York Stock Exchange (“NYSE”) under the symbol “HME”.  The Company is included in S&P’s MidCap 400 Index.

The Company conducts its business through Home Properties, L.P. (the “Operating Partnership”), a New York limited partnership.  As of December 31, 2014, the Company owned and operated 121 apartment communities with 42,107 apartments.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and its ownership of 85.2% of the limited partnership units in the Operating Partnership (“UPREIT Units”) at December 31, 2014 (84.8% at December 31, 2013).  The remaining 14.8% is included as noncontrolling interest in these consolidated financial statements at December 31, 2014 (15.2% at December 31, 2013).  The Company periodically adjusts the carrying value of noncontrolling interest to reflect its share of the book value of the Operating Partnership.  Such adjustments are recorded to additional paid in capital as a reallocation of noncontrolling interest in the accompanying consolidated statements of equity.  The Company owns a 1.0% general partner interest in the Operating Partnership and the remainder indirectly as a limited partner through its wholly owned subsidiary, Home Properties I, LLC, which owns 100% of Home Properties Trust, which is the limited partner.  Home Properties Trust was formed in September 1997, as a Maryland real estate trust and as a qualified REIT subsidiary (“QRS”), and owns the Company’s share of the limited partner interests in the Operating Partnership.

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

The Company capitalizes the payroll and associated costs of employees directly responsible for the supervision and construction of development properties, major capital and rehabilitation projects.  Interest costs for development properties, major capital projects and properties under rehabilitation are capitalized during the construction period.  These costs are reflected on the balance sheet as an increase to depreciable property.  Payroll and associated costs capitalized were $4,321, $4,263 and $3,895 for the years ended December 31, 2014, 2013 and 2012, respectively.

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

The interest rate used for capitalization is the weighted average interest rate for all Company indebtedness, including amortization of debt issuance costs.  In connection with development properties, major capital projects and rehabilitation projects, there was $6,993, $7,281 and $4,380 of interest capitalized for the years ended December 31, 2014, 2013 and 2012, respectively.

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

There were 172,821, 168,417 and 284,180 shares of UPREIT Units exchanged for common stock, during 2014, 2013 and 2012, respectively.  The Company made adjustments within equity in the amount of $4,887, $4,495 and $6,899, during 2014, 2013 and 2012, respectively, to record the exchange value of the transactions.

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

On April 10, 2014, the Financial Accounting Standards Board issued a new standard which raises the threshold for determining which disposals are required to be presented as discontinued operations and modifies related disclosure requirements, is applied prospectively and is effective in 2015 with early adoption permitted.  The Company did not elect to early adopt this standard in 2014.  The standard is described more fully in Note 3.

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

Depreciation expense charged to operations was $180,013, $166,537 and $152,914 from continuing operations and $2,460, $7,366 and $13,465 from discontinued operations for the years ended December 31, 2014, 2013 and 2012, respectively.

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

Accounts Receivable and Allowance for Doubtful Receivables

Accounts receivable are generally comprised of amounts receivable from residents and other miscellaneous receivables from non-affiliated entities.  We evaluate the collectability of accounts receivable from residents and establish an allowance for accounts greater than 60 days past due for current residents and all receivables due from former residents, after the application of security deposits.  The allowance for doubtful resident receivables was $2,494 and $2,499 as of December 31, 2014 and 2013, respectively.

Deferred Charges

Costs relating to the financing of properties are deferred and amortized over the life of the related financing agreement.  Amortization is reflected as interest expense in the consolidated statements of operations, with remaining terms ranging from 6 months to 7 years.  Unamortized financing costs are written off when the financing agreement is retired before the maturity date.  Accumulated amortization was $11,464 and $9,908, as of December 31, 2014 and 2013, respectively.

HOME PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

2                                         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Intangible Assets

Intangible assets of $14,939 and $14,304 at December 31, 2014 and 2013, respectively, included in other assets, consist solely of intangible assets recorded in connection with the authoritative guidance for the acquisition of real estate assets.  These intangible assets are amortized on a straight-line basis over their estimated useful lives of 6 months to 3 years.  Accumulated amortization of intangible assets was $14,213 and $13,292 as of December 31, 2014 and 2013, respectively.  Amortization expense for the years ended December 31, 2014, 2013 and 2012 was $1,110, $838 and $2,618 from continuing operations, respectively.  There was no amortization expense charged to discontinued operations for the years ended December 31, 2014, 2013 and 2012.  The carrying value of intangible assets is periodically reviewed by the Company and impairments are recognized when the expected future operating cash flows derived from such intangible assets are less than their carrying value.

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

HOME PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

2                                         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Other Income

Other income for the years ended December 31, 2014, 2013 and 2012 is primarily comprised of other real estate service fees.

Other Expenses

Other expenses for the years ended December 31, 2014, 2013 and 2012 are the transaction costs from the apartment communities acquired during 2014, 2013 and 2012 that were expensed according to authoritative guidance for business combinations.  These costs, which are primarily transfer taxes and title fees, represent 0.41%, 0.42% and 0.90% of the total purchase price of the apartment communities acquired during 2014, 2013 and 2012, respectively.

Gain on Real Estate Sales

Gain on disposition of properties is recognized using the full accrual method in accordance with the authoritative guidance, provided that various criteria relating to the terms of sale and any subsequent involvement by the Company with the properties sold are met.

Advertising

Advertising expenses are charged to operations during the year in which they are incurred.  Advertising expenses incurred and charged to operating and maintenance expenses in the consolidated statements of operations were $5,541, $5,162 and $5,060 from continuing operations, and $94, $191 and $395 from discontinued operations, for the years ended December 31, 2014, 2013 and 2012, respectively.

Federal Income Taxes

The Company has elected to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended, commencing with the taxable year ended December 31, 1994. As a result, the Company generally is not subject to federal or state income taxation at the corporate level to the extent it distributes annually at least 90% of its REIT taxable income to its shareholders and satisfies certain other requirements.  For the years ended December 31, 2014, 2013 and 2012, the Company distributed in excess of 100% of its taxable income; accordingly, no provision has been made for federal income taxes in the accompanying consolidated financial statements.  Stockholders of the Company are taxed on dividends and must report distributions from the Company as either ordinary income, capital gains, or as return of capital; as more fully described in Note 9.

The Company follows the authoritative guidance for accounting for uncertainty in income taxes which addresses the recognition and measurement of assets and liabilities associated with tax positions taken or expected to be taken in a tax return.  The Company reviewed its potential uncertain tax positions and made no adjustments to its existing financial and tax accounting treatment for all periods presented.  The authoritative guidance also requires a public enterprise to disclose the aggregate difference in the basis of its net assets for financial and tax reporting purposes.  The tax basis of assets is less than the amounts reported in the accompanying consolidated financial statements by approximately $496,780 and $508,787 at December 31, 2014 and 2013, respectively.

HOME PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

2                                         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Federal Income Taxes (continued)

The following table reconciles net income to taxable income for the years ended December 31, 2014, 2013 and 2012:

	2014	2013	2012
Net income	$189,471	$191,579	$163,622
Net income attributable to noncontrolling interest	(28,533)	(30,706)	(28,320)
Net (income) loss of taxable REIT Subsidiary included in net income	(112)	(123)	5
Net income from REIT operations	160,826	160,750	135,307
Book to tax differences:
Book depreciation and amortization	155,829	146,675	139,067
Tax depreciation and amortization	(158,288)	(153,975)	(143,893)
Gains/losses from capital transactions	(20,459)	(9,026)	(62,507)
Carrying value of mortgages	(1,362)	(884)	(784)
Equity compensation	(5,702)	(2,905)	(857)
Property acquisition costs	619	212	2,210
Other, net	7,104	958	(1,934)
Adjusted taxable income subject to 90% REIT dividend requirement	$138,567	$141,805	$66,609

The Company made actual distributions in excess of 100% of taxable income before capital gains.  All adjustments to net income from REIT operations are net of amounts attributable to noncontrolling interest and the taxable REIT subsidiary, HPRS.

Included in total assets on the consolidated balance sheets are deferred tax assets of $13,052 and $13,107 as of December 31, 2014 and 2013, respectively.  The deferred tax assets were a result of the net losses associated with the affordable property portfolio sales during 2004 and 2003.  The deferred tax assets expire between 2020 and 2032.  Management does not believe it is more likely than not that these deferred assets will be used, and accordingly has recorded a reserve against the deferred tax assets of $13,052 and $13,107 at December 31, 2014 and 2013, respectively.  The deferred tax assets are associated with HPRS which performed certain residential and development activities of the Company.  HPRS historically provided commercial management services and provided loan advances to affordable housing entities owned through general partnership interests.  As these activities are no longer provided, Management does not currently believe there is a source for future material taxable earnings for HPRS that would give rise to value for the deferred tax assets.

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

HOME PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

3                                         RECENTLY ISSUED ACCOUNTING STANDARDS

On April 10, 2014, the Financial Accounting Standards Board (“FASB”) issued ASC 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which raises the threshold for determining which disposals are required to be presented as discontinued operations and modifies related disclosure requirements.  The standard is applied prospectively and is effective in 2015 with early adoption permitted.  The Company does not expect the adoption of this guidance to have a material effect on its financial position and results of operations.

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

4                                         ACQUISITIONS

Property Acquisitions

During the years ended December 31, 2014 and 2013, the Company acquired the communities listed below:

						Cost of
		Date	Year	Number	Cost of	Acquisition
Apartment Community	Region	Acquired	Constructed	of Units	Acquisition	Per Unit
The Preserve at Milltown	Philadelphia	6/19/2014	1975	376	$45,000	$120
Willowbrook	Philadelphia	7/30/2014	1972	248	30,500	123
The Lakes of Schaumburg	Chicago	11/12/2014	1987	428	66,000	154
				1,052	$141,500

Stone Hill	Philadelphia	11/27/2013	1971	205	$15,500	$76
Middlesex Crossing	Boston	12/18/2013	1969-1974	252	40,250	160
				457	$55,750

All of the 2014 and 2013 acquired apartment communities were recorded at fair value which approximated actual purchase price.  None of the acquisitions were subject to bargain purchase options or resulted in goodwill being recorded.  In connection with these acquisitions, closing costs of $734 and $312 were incurred and are included in other expenses for the years ended December 31, 2014 and 2013, respectively.

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

HOME PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

4                                         ACQUISITIONS (continued)

Property Acquisitions (continued)

The following table summarizes the Company’s aggregate purchase price allocation for the 2014 Acquisition Communities and the 2013 Acquisition Communities:

	2014	2013
Land	$20,810	$11,640
Buildings, improvements and equipment	120,027	43,799
Fair market value adjustment for loan and liabilities assumed	1,969	-
Below-market rents	(161)	(36)
In-place lease intangibles	471	201
Customer relationships	353	146
Net assets acquired	$143,469	$55,750

Included in the consolidated statements of income for the years ended December 31, 2014 and 2013, are total revenues of $11,803 and $351, respectively, and net income attributable to common shareholders of $3,341 and $79, respectively, since the respective date of acquisition through December 31, 2014 for the 2014 and 2013 acquired apartment communities.

Pro Forma Information

The following unaudited pro forma information was prepared as if the 2014 and 2013 transactions related to the acquisition of apartment communities occurred as of January 1 of the preceding year.  The pro forma financial information is based upon the historical consolidated financial statements of the Company and the acquired communities, and is not necessarily indicative of the consolidated results which actually would have occurred if the transactions had been consummated at January 1, 2013, nor does it purport to represent the results of operations for future periods.  Adjustments to the pro forma financial information for the years ended December 31, 2014 and 2013 consist principally of providing net operating activity and recording interest, depreciation and amortization from January 1, 2013 to the acquisition date as appropriate.  Acquisition related costs in the amount of $734 were excluded from the 2014 pro forma net income attributable to common stockholders.  An adjustment was made to include these costs in the 2013 pro forma net income attributable to common stockholders.

	2014	2013
	(Unaudited)	(Unaudited)
Pro forma total revenues	$681,656	$660,201
Pro forma net income attributable to common stockholders	162,935	163,430
Pro forma earnings per common share:
Basic	$2.84	$3.01
Diluted	2.82	2.98

5                                         DEVELOPMENT

Land Held for Sale

During the second quarter of 2014, the Board of Directors of the Company approved a strategic decision to discontinue the Company’s new development business.  Development activities will be limited to the development of the two new apartment communities currently under construction:  Eleven55 Ripley in Silver Spring, MD and The Courts at Spring Mill Station in Conshohocken, PA.  No additional new apartment communities will be started.  Land parcels that will not be developed and are being marketed for sale have been reclassified as land held for sale.

HOME PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

5                                         DEVELOPMENT (continued)

Land Held for Sale (continued)

It is the Company’s policy to perform a quarterly review of its long-lived assets for impairment when, in accordance with the authoritative guidance for the accounting for the impairment or disposal of long-lived assets, there is an event or change in circumstances that indicates an impairment in value.  An asset is considered impaired when the carrying amounts exceed the estimated selling proceeds less the costs to sell.  Management has reviewed its land held for future development and recorded impairment losses to reduce the carrying amounts of the assets to the estimated selling proceeds less the costs to sell.  As of December 31, 2014, the Company has $13,114 recorded as land held for sale.  During the year ended December 31, 2014, the Company recognized impairment and other charges in the amount of $5,382 in connection with the decision to discontinue new development.

Severance Costs

The Company expects to incur severance charges in connection with the elimination of development positions in the amount of $1,800.  Severance costs include severance, a stay bonus and unamortized equity compensation.  Employees are required to fulfill specific service requirements in order to earn the severance compensation.  Severance expense is recorded ratably over the requisite service period during the third and fourth quarters of 2014 and the first quarter of 2015. During the year ended December 31, 2014, the Company recognized severance costs in the amount of $1,440 which is included in impairment and other charges.

Redevelopment

The Company has one project under redevelopment which is nearing completion.  Arbor Park, located in Alexandria, Virginia, has 851 garden apartments in fifty-two buildings built in 1967.  The project, which began in 2011, involves extensively renovating all of the units over several years on a building by building basis.  As of December 31, 2014, there were five buildings with 72 units under renovation and forty-seven buildings with 779 units completed and 657 of those units occupied.  As of December 31, 2014, the Company has incurred costs of $30,019 for the renovation which is included in buildings, improvements and equipment.  The entire project is expected to be completed in 2015.

Development

During the fourth quarter of 2011, the Company started construction on Eleven55 Ripley, located in Silver Spring, Maryland, consisting of two buildings, a 21 story high-rise and a 5 story mid-rise, for a total of 379 apartment units.  Initial occupancy occurred in the fourth quarter of 2013.  As of December 31, 2014, 262 apartment units were occupied and $61,525 was placed into service and included in buildings, improvements and equipment.  Construction is expected to be completed in the first quarter of 2015.  The construction in progress for this development was $51,858 as of December 31, 2014.

During the second quarter of 2012, the Company started construction on The Courts at Spring Mill Station, located in Conshohocken, Pennsylvania, a suburb of Philadelphia. The combination donut/podium style project, consisting of two buildings, will have a total of 385 apartment units.  Initial occupancy occurred in the fourth quarter of 2014.  As of December 31, 2014, 34 apartment units were occupied and $7,296 was placed into service and included in buildings, improvements and equipment. Construction is expected to be completed in the second quarter of 2015.  The construction in progress for this development was $66,737 as of December 31, 2014.

HOME PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

6                                         DEBT

Mortgage Notes Payable

The Company’s mortgage notes payable are summarized as follows:

	2014	2013
Fixed rate mortgage notes payable	$1,613,465	$1,731,177
Variable rate mortgage notes payable	23,710	83,040
Mortgage notes payable	$1,637,175	$1,814,217

During the year ended December 31, 2014, the Company repaid $179,852 of mortgage loans of which $78,005 were paid off at or before maturity, $101,847 related to property sales and $30,670 were scheduled payments.  Two of the loans repaid had been accounted for at fair value on the date the mortgage loans were assumed by the Company in connection with the acquisition of those communities.  Upon retirement, an adjustment was recorded to reduce interest expense in the amount of $216 to write-off the difference between the carrying value and the contractual balance of the loans.  During the year ended December 31, 2014, the Company assumed one mortgage with a fair value of $33,696 in connection with a property acquisition.

For 2014 and 2013, mortgage notes payable were collateralized by certain apartment communities as detailed in Schedule III.  The mortgage notes payable outstanding as of December 31, 2014 mature at various dates from 2015 through 2021, with a weighted average remaining term of approximately three and one-half years.  The weighted average interest rate of the Company’s fixed rate notes was 5.20% and 5.21% at December 31, 2014 and 2013, respectively.  The weighted average interest rate of the Company’s variable rate notes was 2.90% and 3.02% at December 31, 2014 and 2013, respectively.

Principal payments on the mortgage notes payable for years subsequent to December 31, 2014 are as follows:

2015	$ 245,870
2016	308,062
2017	200,995
2018	173,717
2019	257,647
Thereafter	450,884
$ 1,637,175

Prepayment penalties of $5,169, $2,229 and $2,202 were incurred for the years ended December 31, 2014, 2013 and 2012, respectively, and are included in interest expense.  Included in the 2014, 2013 and 2012 prepayment penalties of $5,169, $2,229 and $2,202, respectively, are penalties of $5,001, $1,613 and $2,115, respectively, which were incurred in connection with the sale of property and are included in discontinued operations.

Deferred financing costs of $297, $518 and $45 were written off for the years ended December 31, 2014, 2013 and 2012, respectively, and are included in interest expense.  For 2014, 2013 and 2012, deferred financing costs written off of $289, $169 and $42, respectively, were incurred in connection with the sale of properties and are included in discontinued operations.  For 2014, 2013 and 2012, deferred financing costs written off of $8, $349 and $3, respectively, were incurred in connection with the early repayment of mortgages and are included in interest expense from continuing operations.

HOME PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

6                                         DEBT (continued)

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

On July 19, 2012, the Company entered into two interest rate swap agreements that effectively convert the variable LIBOR portion of this loan to a fixed rate of 0.685% through December 7, 2016.  On November 4, 2013, the Company entered into three additional interest rate swap agreements that effectively convert the variable LIBOR portion of this loan to a fixed rate of 2.604% for the period of December 8, 2016 through August 18, 2018.  The interest rate swap agreements are more fully described in Note 8.  As of December 31, 2014, based on the Company’s leverage ratio, the spread was 1.00%, and the one-month LIBOR was swapped at 0.685%; resulting in an effective rate of 1.685% for the Company.

On June 28, 2013, the Company entered into an unsecured loan agreement with M&T Bank with a September 30, 2013 maturity date.  The note had a maximum principal amount of $75,000, with monthly interest at a variable rate based on LIBOR, plus a spread from 1.00% to 2.00% based on the Company’s leverage ratio.  On June 28, 2013, the Company borrowed $25,000 which was repaid in its entirety on July 12, 2013.  Proceeds from this term loan were utilized to partially fund the repayment of secured debt.  On August 19, 2013, the loan commitment was terminated in connection with an amendment to the unsecured line of credit, as more fully described below.

On November 19, 2014, the Company entered into an unsecured loan agreement with M&T Bank with a May 18, 2015 maturity date.  The note has a maximum principal amount of $100,000, with monthly interest at a variable rate based on LIBOR, plus a spread from 1.00% to 2.00% based on the Company’s leverage ratio.  On November 19, 2014, the Company borrowed $100,000.  Proceeds from this term loan were utilized to pay down the line of credit.

The unsecured term loans have covenants that align with the unsecured line of credit facility described below.  The Company was in compliance with these financial covenants for all periods presented.

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

HOME PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

6                                         DEBT (continued)

Unsecured Line Of Credit

On August 19, 2013, the Company entered into a First Amendment to the Amended and Restated Credit Agreement (the “Credit Agreement”), which provides for a $450,000 revolving credit facility with an initial maturity date of August 18, 2017 and a one-year extension at the Company’s option.  The Credit Agreement amended the Company’s prior $275,000 facility, which was scheduled to expire on December 8, 2015, not including a one-year extension at the Company’s option.  The Credit Agreement is with M&T Bank and U.S. Bank National Association as joint lead arrangers, M&T Bank as administrative agent and nine other commercial banks as participants.  The Company had $269,000 outstanding under the credit facility as of December 31, 2014.  Borrowings under the line of credit bear interest at a variable rate based on LIBOR, plus a spread from 1.00% to 2.00% based on the Company’s leverage ratio.  As of December 31, 2014, based on the Company’s leverage ratio, the spread was 1.00%, and the one-month LIBOR was 0.19%; resulting in an effective rate of 1.19% for the Company.

The Credit Agreement requires the Company to maintain certain financial ratios and measurements including a limitation on outstanding indebtedness and a minimum interest coverage ratio.  The Company was in compliance with these financial covenants for all periods presented.

The Credit Agreement also provides the ability to issue up to $20,000 in letters of credit.  While the issuance of letters of credit does not increase borrowings outstanding under the line of credit, it does reduce the amount available.  At December 31, 2014, the Company had outstanding letters of credit of $3,840 and the amount available on the credit facility was $177,160.

7                                         FAIR VALUE OF FINANCIAL INSTRUMENTS AND REAL ESTATE ASSETS

Financial Instruments Carried at Fair Value

The fair value of interest rate swaps, which are more fully described in Note 8, are determined using the market standard of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts).  The variable cash payments (or receipts) are based on an expectation of future interest rate forward curves derived from observable market interest rate curves (level 2 inputs, as defined by the authoritative guidance).  The Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements.  The Company has determined that the significant inputs used in this model are observable in active markets, therefore considers the interest rate swap asset valuation of $294 and forward interest rate swap liability valuation of $2,339 at December 31, 2014 and the asset valuation of $1,840 at December 31, 2013 as level 2 classifications within the fair value hierarchy.

Real Estate Assets Carried at Fair Value

The Company has real estate assets that are required to be recorded at fair value on a nonrecurring basis when certain circumstances occur.  During the year ended December 31, 2014, in connection with the decision to discontinue new property development, the Company recorded impairment and other charges of $3,942 on land parcels previously held for future development.  These impairment charges are reported in impairment and other charges in the consolidated statements of operations.  The land impairment charges reflect the excess of the carrying amounts over the estimated selling proceeds less the costs to sell the land parcels using sales contract price.  The Company has determined that the significant inputs used in this model are unobservable in active markets, therefore considers the land held for sale valuation as a level 3 classification within the fair value hierarchy.

HOME PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

7                                         FAIR VALUE OF FINANCIAL INSTRUMENTS AND REAL ESTATE ASSETS (continued)

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

The Company determined the fair value of its mortgage notes payable, unsecured term loans, unsecured senior notes and unsecured line of credit facility using a discounted future cash flow technique that incorporates observable market-based inputs, including a market interest yield curve with adjustments for duration, loan to value (level 2 inputs), and risk profile (level 3 inputs).  In determining the market interest yield curve, the Company considered its investment grade credit ratings (level 2 inputs).  The Company has determined that the significant inputs used in this model are observable in active markets, therefore considers the valuation classified as level 2 of the fair value hierarchy.  At December 31, 2014 and December 31, 2013, the fair value of the Company’s total debt, consisting of the mortgage notes, the unsecured term loans, unsecured senior notes and unsecured line of credit, amounted to a liability of $2,552,416 and $2,552,145, respectively, compared to its carrying amount of $2,456,175 and $2,457,217, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

8                                         DERIVATIVE AND HEDGING ACTIVITIES (continued)

Cash Flow Hedges of Interest Rate Risk (continued)

As of December 31, 2014, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

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

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the balance sheets as of December 31, 2014 and December 31, 2013:

Fair Value of Derivative Instruments
	Asset Derivatives			Liability Derivatives
	Balance	Fair Value at		Balance	Fair Value at
	Sheet Location	12/31/2014	12/31/2013	Sheet Location	12/31/2014	12/31/2013
Interest Rate Swap	Other Assets	$294	$1,840	Other Liabilities	$2,339	$-

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in accumulated other comprehensive income and are subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.  During 2014 and 2013, such derivatives were used to hedge the variable cash flows associated with certain variable-rate debt.  The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings.  During the years ended December 31, 2014 and 2013, the Company did not record any hedge ineffectiveness.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt.  The Company estimates that an additional $819 will be reclassified from accumulated other comprehensive income as an increase to interest expense over the next twelve months.

The table below details the location in the financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges for the years ended December 31, 2014 and 2013, respectively:

	2014	2013

Amount of gain (loss) recognized in accumulated other comprehensive income on interest rate derivatives (effective portion)	$(5,147)	$1,972
Amount of gain (loss) reclassified from accumulated other comprehensive income into income as interest expense (effective portion)	$(1,261)	$(1,164)
Amount of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	$-	$-

HOME PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

8                                         DERIVATIVE AND HEDGING ACTIVITIES (continued)

Disclosure of Offsetting Derivatives

As of December 31, 2014 and December 31, 2013, the gross amount of derivative assets classified on the balance sheet in other assets was $294 and $1,840, respectively.  As of December 31, 2014 and December 31, 2013, the gross amount of derivative liabilities classified on the balance sheet in accrued expenses and other liabilities was $2,339 and $0, respectively.  The Company does not have any derivative instruments offset on the balance sheet or subject to master netting arrangements or similar agreements.

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

As of December 31, 2014, the Company has not posted any collateral related to these agreements and was not in breach of any agreement provisions. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at their aggregate termination value of $2,356 at December 31, 2014.

9                                         STOCKHOLDERS’ EQUITY

Common Stock

In 1997, the Company’s Board of Directors approved a stock repurchase program under which the Company may repurchase shares of its outstanding common stock and UPREIT Units (“Company Program”).  The shares and units may be repurchased through open market or privately negotiated transactions at the discretion of Company management.  The Board’s action did not establish a target price or a specific timetable for repurchase.  At December 31, 2014 the Company had authorization to repurchase 2,291,160 shares of common stock and UPREIT Units under the Company Program.  There were no repurchases in 2014, 2013 or 2012 under the Company Program.

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

9                                         STOCKHOLDERS’ EQUITY (continued)

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

On May 14, 2012, the Company initiated another ATM equity offering program through which it is authorized to sell up to 4,400,000 shares of common stock from time to time in ATM offerings or negotiated transactions. The following summarizes issuances of common stock from this program since inception through December 31, 2014:

Period	Number of Shares Sold	Gross Proceeds	Net Proceeds	Average Sales Price
Second quarter 2012	698,599	$42,528	$41,617	$60.88
Third quarter 2012	1,262,125	80,303	78,682	63.63
Fourth quarter 2012	10,100	628	609	62.18
First quarter 2013	407,296	25,855	25,282	63.48
Second quarter 2013	52,113	3,322	3,228	63.75
Total	2,430,233	$152,636	$149,418	$62.81

There were no shares issued from this program during the third and fourth quarters of 2013 or during 2014.  As of December 31, 2014, 1,969,767 shares remain available under this ATM program.

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

HOME PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

9                                         STOCKHOLDERS’ EQUITY (continued)

Dividend Reinvestment and Direct Stock Purchase Plan

The Company has a Dividend Reinvestment and Direct Stock Purchase Plan (the “DRIP”).  The DRIP provides the stockholders of the Company an opportunity to automatically invest their cash dividends in common stock.  In addition, eligible participants may make monthly payments or other voluntary cash investments in shares of common stock.  The maximum monthly investment without prior Company approval is currently $10.  There is no discount offered on the investment.  The Company can meet share demand under the DRIP through share repurchases by the transfer agent in the open market on the Company’s behalf or new share issuance.

Dividends and Distributions

Stockholders are taxed on dividends and must report such dividends as ordinary income, capital gains, or return of capital.  The Company has declared and paid a $2.92 distribution per common share (CUSIP 437306103) during its most recent fiscal year.  Pursuant to Internal Revenue Code Section 857(b)(3)(C), for the year ended December 31, 2014, the Company designated the taxable composition of the following cash distributions to holders of common shares in the amounts set forth in the tables below:

				Distribution Type
Declaration Dates	Record Dates	Payable Dates	Distributions Per Share	Ordinary Taxable Dividend	Qualified Dividend	Return of Capital	Long- Term Capital Gain	Unrecaptured Sec. 1250 Gain
2/1/2014	2/13/2014	2/25/2014	$0.73	70.5110%	0.0000%	0.0000%	0.0000%	29.4890%
5/1/2014	5/12/2014	5/23/2014	$0.73	70.5110%	0.0000%	0.0000%	0.0000%	29.4890%
7/30/2014	8/13/2014	8/27/2014	$0.73	70.5110%	0.0000%	0.0000%	0.0000%	29.4890%
10/28/2014	11/10/2014	11/21/2014	$0.73	70.5110%	0.0000%	0.0000%	0.0000%	29.4890%

		Totals	$2.92	70.5110%	0.0000%	0.0000%	0.0000%	29.4890%

The taxable composition of cash distributions for each common share for 2013 and 2012 is as follows:

			Distribution Type
Year	Distributions Per Share	Ordinary Taxable Dividend	Qualified Dividend	Return of Capital	Long- Term Capital Gain	Unrecaptured Sec. 1250 Gain
2013	$2.80	63.0720%	0.0000%	0.0000%	22.3642%	14.5638%
2012	$2.64	75.9761%	0.0000%	21.7871%	1.2194%	1.0174%

Total Shares and Units Outstanding

At December 31, 2014, 57,703,957 common shares, and 10,114,355 UPREIT Units were outstanding for a total of 67,818,312 common share equivalents.

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

The reconciliation of basic and diluted earnings per share for the years ended December 31, 2014, 2013 and 2012, is as follows:

	2014	2013	2012
Numerator:
Income from continuing operations	$108,846	$103,434	$70,549
Less: Income from continuing operations attributable to noncontrolling interest	(16,395)	(16,503)	(12,343)
Income from continuing operations attributable to common stockholders	$92,451	$86,931	$58,206
Discontinued operations	$80,625	$88,145	$93,073
Less: Discontinued operations attributable to noncontrolling interest	(12,138)	(14,203)	(15,977)
Discontinued operations attributable to common stockholders	$68,487	$73,942	$77,096
Denominator:
Basic weighted average number of common shares outstanding	57,315,391	54,328,514	49,744,636
Effect of dilutive stock options	375,367	459,303	566,732
Effect of restricted shares and restricted stock units	137,130	32,377	71,268
Diluted weighted average number of common shares outstanding	57,827,888	54,820,194	50,382,636
Earnings per common share:

Basic earnings per share:
Income from continuing operations	$1.61	$1.60	$1.17
Discontinued operations	1.20	1.36	1.55
Net income attributable to common stockholders	$2.81	$2.96	$2.72
Diluted earnings per share:
Income from continuing operations	$1.60	$1.58	$1.16
Discontinued operations	1.18	1.35	1.53
Net income attributable to common stockholders	$2.78	$2.93	$2.69

Unexercised stock options to purchase 337,207, 411,779 and 334,659 shares of the Company’s common stock were not included in the computations of diluted EPS because the options’ exercise prices were greater than the average market price of the Company’s stock during the years ended December 31, 2014, 2013 and 2012, respectively.

HOME PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

10           STOCK BENEFIT PLANS

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

On May 3, 2011, the stockholders of the Company approved the 2011 Stock Benefit Plan (the “2011 Plan”).  The types of awards that may be granted under the 2011 Plan include stock options, stock appreciation rights, restricted stock, restricted stock units, unrestricted stock, and dividend equivalent rights.  The 2011 Plan included an authorization to issue up to 3,000,000 newly authorized shares of the Company’s common stock plus the number of shares available for grant under a predecessor plan, the 2008 Stock Benefit Plan, which were 523,284 as of December 31, 2014.  The grant of any full value awards (awards other than stock options or stock appreciation rights) was deemed, for purposes of determining the number of shares available under the 2011 Plan, as an award of 4.28 shares of common stock for each share of common stock subject to the award.  On April 29, 2014, the stockholders of the Company approved an amendment to the 2011 Plan to increase the maximum number of shares of common stock which may be subject to awards issued under the 2011 Plan by 4,000,000 shares; and to provide that each full value award granted after April 29, 2014 will count as 5.45 shares available for issuance under the 2011 Plan.  The grant of a stock option or stock appreciation right, which was not affected by the amendment, is deemed, for purposes of determining the number of shares available under the 2011 Plan, as an award of one share of common stock for each share of common stock subject to the option or stock appreciation right.  Any forfeitures or cancellations of awards will be returned to the reserved pool under the 2011 Plan in the same manner.  As of December 31, 2014, awards of 11,053 shares which have been forfeited or cancelled have been returned to the 2011 Plan and are available for future grants.  The 2011 Plan succeeds previous plans as described below.

In November 2011, the Company’s Board of Directors approved a multiyear performance-based equity plan (the “Executive Performance-Based Equity Program”).  The Executive Performance-Based Equity Program is governed by the 2011 Plan.  Awards are in the form of restricted stock units with a service condition and market conditions.

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

10           STOCK BENEFIT PLANS (continued)

Description of Stock Benefit Plans (continued)

Stock option, restricted stock and restricted stock unit awards granted to employees and non-employee Directors under the all stock benefit plans are as follows:

	Employee Awards				Non-Employee Director Awards
Name of Plan	Stock Options Granted	Restricted Stock Granted	Restricted Stock Units Granted(a)	Total Granted	Stock Options Granted	Restricted Stock Granted	Total Granted	Available for Future Grant of Awards
Previous Plans	7,735,580	737,655	N/A	8,473,235	669,283	67,948	737,231	-
2011 Plan	446,567	273,807	369,168	1,089,542	-	39,920	39,920	4,118,696

(a)       Represents service-based awards of 55,279 and market-based awards of 313,889 at the maximum achievable level.

Terms and provisions applicable to an award granted, including vesting provisions, are specified in an award certificate.  Options granted under the 2011 Plan during the years 2013 and 2012 vest 20% for each year of service until 100% vested on the fifth anniversary and expire after ten years from the grant date.  There were no options granted during 2014.  The exercise price per share for stock options issued under all of the stock benefit plans may not be less than 100% of the closing price of a share of common stock on the date the stock option is granted.  Restricted stock awards granted to Directors vest 100% on the fifth anniversary of the grant date.  All of the 42,336, 35,493 and 108,065 restricted stock awards granted to employees during 2014, 2013 and 2012 vest 25% on each anniversary of the grant date for a period of four years.  Vesting conditions for restricted stock unit awards are more fully described under the heading “Restricted Stock Units” below.  The Company has a policy of issuing new shares upon the exercise of stock options and upon the vesting of restricted stock and restricted stock units.

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

HOME PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

10           STOCK BENEFIT PLANS (continued)

Stock Options (continued)

The following weighted average assumptions were used for the years ended December 31, 2013 and 2012:

Assumption	2013	2012
Expected dividend yield	4.34%	4.22%
Expected volatility	26.25%	26.53%
Expected lives	6.0 Years	6.0 Years
Risk free interest rate	0.99%	1.03%

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

A summary of stock option activity for the year ended December 31, 2014 is as follows:

	Number of Options	Weighted Average Exercise Price Per Option	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Options outstanding at December 31, 2013	2,289,522	$49.41
Granted	-	-
Exercised	(510,001)	43.59
Cancelled	(18,401)	57.59
Options outstanding at December 31, 2014	1,761,120	$51.01	4.3	$25,695
Options exercisable at December 31, 2014	1,473,051	$49.22	3.8	$24,129

A summary of unvested stock option activity for the year ended December 31, 2014 is as follows:

	Number of Options	Weighted Average Exercise Price Per Option
Unvested stock options at December 31, 2013	555,459	$ 54.43
Granted	-	-
Vested	(265,929)	48.18
Cancelled	(1,461)	64.50
Unvested stock options at December 31, 2014	288,069	$ 60.14

As of December 31, 2014, there was $442 of total unrecognized compensation cost related to unvested stock options that is expected to be recognized over a weighted average period of 1.71 years.

HOME PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

10           STOCK BENEFIT PLANS (continued)

Stock Options (continued)

A summary of stock option activity for the years ended December 31, 2014 and 2013 and 2012 is as follows:

	2014	2013	2012
Stock-based compensation costs recognized	$681	$1,360	$3,052
Fair value of options vested	1,655	2,029	2,717
Cash received from the exercise of options	22,233	14,494	18,228
Intrinsic value of options exercised	10,351	6,644	8,737
Grant date fair value of options granted, per share	-	9.17	9.32

Number of options granted	-	59,958	219,799

Restricted Stock

Stock-based compensation cost for restricted stock is measured based on the closing price of the Company’s common stock on the grant date and is recognized ratably on a straight-line basis over the requisite service period.  In determining the service period, the Company considers service requirements, the vesting period and retirement eligibility of the grantee.

A summary of restricted stock activity for the year ended December 31, 2014 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Restricted stock outstanding and unvested at December 31, 2013	234,673	$ 59.11
Granted	53,578	62.24
Vested and issued	(94,917)	55.77
Cancelled	(1,133)	63.74
Restricted stock outstanding and unvested at December 31, 2014	192,201	$ 61.61

As of December 31, 2014, there was $3,230 of total unrecognized compensation cost related to unvested restricted stock that is expected to be recognized over a weighted-average period of 2.41 years.

A summary of restricted stock activity for the years ended December 31, 2014, 2013 and 2012 is as follows:

	2014	2013	2012
Stock-based compensation costs recognized	$3,239	$3,956	$7,659
Fair value of restricted shares vested	5,925	6,603	6,707
Weighted average price of shares granted, per share	62.24	65.14	63.62

Number of restricted shares granted to employees	42,336	35,493	108,065
Number of restricted shares granted to Directors	11,242	7,675	11,539

HOME PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

10                                  STOCK BENEFIT PLANS (continued)

Restricted Stock Units

The Company has granted awards under a multiyear performance-based equity plan referred to as the Executive Performance-Based Equity Program.  Awards are in the form of restricted stock units with a service condition and market conditions, with dividend equivalent rights.  Seventy-five percent of a total award value is market-based and subject to three Total Shareholder Return (“TSR”) market measures:  50% absolute Home Properties TSR (“Absolute TSR”), 25% relative NAREIT All Equity REIT Index (“All REIT TSR Index”), and 25% relative NAREIT Apartment Index (“Apartment TSR Index”).  The remaining twenty-five percent is service-based and vests over three years.

On February 11, 2014, January 2, 2013 and February 14, 2012, awards in connection with the Executive Performance-Based Equity Program, with an estimated fair value of $4,642, $3,653 and $4,084, respectively, were granted to executive officers of the Company.  The measurement period for the awards granted in 2014 began on January 1, 2014 and will end on December 31, 2016.  The measurement period for the awards granted in 2013 began on January 1, 2013 and will end on December 31, 2015.  The measurement period for the awards granted in 2012 began on January 1, 2012 and ended on December 31, 2014.

At the end of the three-year measurement periods described above, the Company’s TSR results will be compared to the Threshold, Target and High hurdles established at the beginning of the three-year measurement periods.  If the Company’s TSR results meet or exceed the Threshold hurdle for any of the three performance measures, an equity award will be granted in accordance with the vesting conditions as outlined in the Executive Performance-Based Equity Program.  Actual results achieved that fall between the Threshold and High hurdles will result in a prorated number of awards granted.

The absolute and relative metrics for the awards granted in 2012 and 2013 are as follows:

Three-Year Performance Goals

Market Requirements	Threshold	Target	High

Absolute TSR	7%	9%	11%

All REIT TSR Index	Absolute TSR is within 350 basis points below the index return	Absolute TSR is within 100 basis points below or above the index return	Absolute TSR is greater than 250 basis points above the index return

Apartment TSR Index	Absolute TSR is within 350 basis points below the index return	Absolute TSR is within 100 basis points below or above the index return	Absolute TSR is greater than 250 basis points above the index return

The absolute and relative metrics for the awards granted in 2014 are as follows:

Three-Year Performance Goals

Market Requirements	Threshold	Target	High

Absolute TSR	7%	9%	11%

All REIT TSR Index	Absolute TSR is better than -350 basis points from the index return	Absolute TSR is 50 basis points above the index return	Absolute TSR is at least 500 basis points above the index return

Apartment TSR Index	Absolute TSR is better than -350 basis points from the index return	Absolute TSR is 50 basis points above the index return	Absolute TSR is at least 500 basis points above the index return

HOME PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

10                                  STOCK BENEFIT PLANS (continued)

Restricted Stock Units (continued)

The fair value of the restricted stock unit awards was estimated on the grant date using a multifactor Monte Carlo simulation model, which incorporates various assumptions including the baseline share value, dividend yield, estimated volatility figures and risk free rates over the three-year measurement period.  The Company recognizes compensation expense for the Executive Performance-Based Equity Program over the three-year measurement periods for 100% of each award with a service condition and 50% of each award with a market condition. For the remaining 50% of each award with a market condition, the Company recognizes compensation expense over a four year period which includes the three-year measurement period and a one-year vesting period subsequent to the end of the measurement period. The recognition of compensation cost takes into account retirement eligibility.

The following weighted average assumptions were used for grants awarded during the years ended December 31, 2014, 2013 and 2012:

Assumption	2014	2013	2012
Baseline share value	$53.84	$60.20	$55.87
Expected dividend yield	4.97%	4.27%	4.45%
Expected volatility	17.86%	21.19%	31.24%
Risk free interest rate	0.27%	0.21%	0.22%
Estimated fair value per share of the market-based awards	$63.11	$49.17	$51.40
Estimated fair value per share of the service-based awards	$58.70	$61.83	$59.32

A summary of unvested restricted stock unit activity for the year ended December 31, 2014 is as follows:

	Number of Awards	Weighted Average Grant Date Fair Value Per Share
Restricted stock units unvested at December 31, 2013 (a)	203,864	$52.61
Granted (b)	149,738	62.01
Vested	(11,646)	60.58
Restricted stock units unvested at December 31, 2014 (c)	341,956	$55.76

(a)   Represents service-based awards of 29,112 and market-based awards of 174,752 at the maximum achievable level.

(b)   Represents service-based awards of 18,714 and market-based awards of 131,024 at the maximum achievable level.

(c)   Represents service-based awards of 36,180 and market-based awards of 305,776 at the maximum achievable level.

During the years ended December 31, 2014, 2013 and 2012, the Company recognized stock-based compensation expense of $4,844, $3,746 and $3,240, respectively, for the Executive Performance-Based Equity Program.  As of December 31, 2014, there was $549 of total unrecognized compensation cost related to unvested restricted stock units that is expected to be recognized over a weighted-average period of 1.97 years.

HOME PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

11                                  EMPLOYEE BENEFIT PLANS

401(k) Savings Plan

The Company sponsors a defined contribution plan.  Under the plan, the Company will match 75% of the first 4% of each employee’s contributions not to exceed 3% of that employee’s eligible compensation.  The matching expense under this plan charged to operations were $1,016, $1,141 and $1,005 from continuing operations, and $12, $31 and $61 from discontinued operations, for the years ended December 31, 2014, 2013 and 2012, respectively.

Incentive Bonus Plans

The Company sponsors two incentive bonus plans.  The quarterly site bonus plan is designed to encourage and reward property operations employees for superior financial performance as measured versus budget.  The annual incentive bonus plan is designed to motivate executive officers and certain other corporate and regional employees to maximize the Company’s annual operating and financial performance as measured in year over year actual financial measures, annual performance as compared to a peer group and, beginning in 2011, attainment of certain individual and team objectives.  The expense under these plans was $3,974, $5,567 and $7,034 for the years ended December 31, 2014, 2013 and 2012, respectively.

Deferred Bonus Plan

The Company sponsors a deferred bonus plan, which permits certain employees to defer receipt of up to 100% of their annual incentive bonus for three, five or ten years.  Under the plan, the Company will match 10% of the amount deferred and the match vests after three years.  Each deferral and match is credited to an individual employee account with the number of shares of the Company’s common stock that could be purchased with the amounts deferred and matched at the common stock closing price the day before the bonus would have otherwise been paid.  An equivalent of dividends on those shares is also credited to the employee account on dividend payment dates based upon the DRIP price on those dates.  Payments out of deferred accounts are made by issuance of common stock.  The total amounts deferred were $1,718 and $1,504 at December 31, 2014 and 2013, respectively.  The matching expense under this plan was $7, $8 and $10 for the years ended December 31, 2014, 2013 and 2012, respectively.

Deferred Compensation Plan

In 2011, the Company initiated a deferred compensation plan, which permits certain employees to defer up to 50% of their annual base pay until retirement.  Upon retirement, the employee can elect a lump sum distribution or annual payments over two to ten years.  There is no Company match and all deferred amounts are 100% vested.  The total amount deferred was $1,056 and $807 at December 31, 2014 and 2013, respectively.

12                                  SEGMENT REPORTING

The Company is engaged in the ownership and management of market rate apartment communities.  Each apartment community is considered a separate operating segment.  Each segment on a standalone basis is less than 10% of the revenues, net operating income and assets of the combined reported operating segment and meets a majority of the aggregation criteria under authoritative guidance.  There is no resident who has one or more leases which, in the aggregate, account for more than 10% of the aggregate gross revenues for the years ended December 31, 2014, 2013 or 2012.  The operating segments are aggregated as Core and Non-core properties.

Non-segment revenue to reconcile to total revenue consists of other income.  Non-segment assets to reconcile to total assets include cash and cash equivalents, cash in escrows, accounts receivable, prepaid expenses, deferred charges and other assets.

HOME PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

12                                  SEGMENT REPORTING (continued)

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

The revenues and net operating income for each of the reportable segments are summarized as follows for the years ended December 31, 2014, 2013 and 2012:

	2014	2013	2012
Revenues
Apartments owned
Core properties	$642,676	$624,269	$603,409
Non-core properties	28,875	14,354	-
Reconciling items	364	1,179	311
Total revenues	$671,915	$639,802	$603,720

Net operating income
Apartments owned
Core properties	$405,147	$399,246	$382,556
Non-core properties	16,895	9,279	-
Reconciling items	364	1,179	311
Net operating income, including reconciling items	422,406	409,704	382,867

General and administrative expenses	(26,686)	(28,507)	(34,174)
Interest expense	(99,635)	(110,076)	(119,871)
Depreciation and amortization	(181,123)	(167,375)	(155,532)
Other expenses	(734)	(312)	(2,741)
Impairment and other charges	(5,382)	-	-
Income from continuing operations	$108,846	$103,434	$70,549

The assets for each of the reportable segments are summarized as follows as of December 31, 2014 and 2013:

Assets	2014	2013
Apartments owned
Core properties	$3,857,527	$3,902,741
Non-core properties	535,973	474,781
Reconciling items	95,035	90,355
Total assets	$4,488,535	$4,467,877

HOME PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

13                                  TRANSACTIONS WITH AFFILIATES

The Company leases its corporate office space from a former affiliate.  The rent for the corporate office space is a gross rent that includes real estate taxes and common area maintenance.  In July 2009, the Company extended the lease on its corporate office space through September 2019 (with a right to terminate the lease in 2016, at the Company’s option), plus two five-year renewal options.  Rental expense was $1,432, $1,404 and $1,377 for each of the years ended December 31, 2014, 2013 and 2012, respectively.

14                                  COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company has entered into operating leases for office space and office equipment with remaining terms of 1 to 3 years.  Future minimum rental payments under non-cancelable operating leases in effect as of December 31, 2014 were as follows:

2015	$1,925
2016	1,685
2017	321
2018	-
Thereafter	-
$3,931

The Company incurred $2,624, $2,588 and $2,574 of rent expense under operating leases in 2014, 2013 and 2012, respectively.

Letters of Credit

As of December 31, 2014, the Company had issued $3,840 in letters of credit, which were provided under the Company’s $450,000 unsecured Credit Agreement.  The letters of credit were required to be issued under certain construction projects, workers’ compensation and health insurance policies.

Debt Covenants

The unsecured notes payable and unsecured Credit Agreement contain restrictions which, among other things, require maintenance of certain financial ratios.  The Company was in compliance with these financial ratios for all periods presented.

Included in the Company’s consolidated balance sheet at December 31, 2014 are assets of its subsidiary Home Properties Fair Oaks, LLC, owner of The Courts at Fair Oaks, Fairfax County, VA, that are pledged as collateral for specific indebtedness and are not available to satisfy any other obligations of the Company.  Also included in the Company’s consolidated balance sheet at December 31, 2014 are assets of its subsidiary Home Properties Schaumburg, LLC, owner of The Lakes of Schaumburg, Cook County, IL, that are pledged as collateral for specific indebtedness and are not available to satisfy any other obligations of the Company.

Tax Protection Obligations

In connection with various UPREIT transactions, the Company has agreed to maintain certain levels of nonrecourse debt for a period of 7 to 10 years associated with the contributed properties acquired.  In addition, the Company is restricted in its ability to sell certain contributed properties (3% of the owned portfolio at December 31, 2014) for a contract period of 7 to 10 years except through a tax deferred Internal Revenue Code Section 1031 like-kind exchange.  The remaining terms on the sale restrictions range from 1 year to 2.5 years.

HOME PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

14                                  COMMITMENTS AND CONTINGENCIES (continued)

Tax Credit Guarantee

For periods before October 13, 2010, the Company, through its general partnership interest in an affordable property limited partnership, had guaranteed certain low income housing tax credits to limited partners in this partnership through 2015 totaling approximately $3,000.  The Company’s general partner interest in this entity was sold on October 13, 2010.  The tax credit guarantee was reduced to a $3,000 secondary guarantee.  As of December 31, 2014, there were no known conditions that would make such payments necessary relating to the tax credit guarantee; therefore, no liability has been recorded in the financial statements.

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

15                                  DISPOSITION OF PROPERTY AND DISCONTINUED OPERATIONS

Included in discontinued operations for the three years ended December 31, 2014 are the operating results of thirteen apartment community dispositions (three sold in 2014, four sold in 2013 and six sold in 2012).  For purposes of the discontinued operations presentation, the Company only includes interest expense and losses from early extinguishment of debt associated with specific mortgage indebtedness of the properties that are sold or held for sale.  A summary of the 2014, 2013 and 2012 community dispositions is as follows:

Apartment Community	Region	Date Sold	Number of Units	Sales Price	Gain on Sale
Cider Mill	Washington, D.C.	2/26/2014	864	$110,000	$31,305
Woodleaf	Washington, D.C.	12/19/2014	228	33,500	14,297
The Manor - MD	Washington, D.C.	12/29/2014	435	73,300	36,229
			1,527	$216,800	$81,831

South Bay Manor	Long Island	3/14/2013	61	$11,100	$5,222
Falkland Chase	Washington, D.C.	3/29/2013	450	98,000	36,511
Castle Club	Philadelphia	4/10/2013	158	15,000	3,307
Virginia Village	Washington, D.C.	10/15/2013	344	68,000	36,201
			1,013	$192,100	$81,241

Chesterfield Apartments	Philadelphia	9/13/2012	247	$25,155	$12,209
Woodholme Manor	Baltimore	9/20/2012	177	16,000	7,449
Curren Terrace	Philadelphia	10/11/2012	318	29,793	15,872
Falcon Crest	Baltimore	11/8/2012	396	46,000	27,801
Timbercroft	Baltimore	12/13/2012	284	29,150	12,126
Glen Brook	Philadelphia	12/21/2012	174	13,500	5,075
			1,596	$159,598	$80,532

HOME PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

15                                  DISPOSITION OF PROPERTY AND DISCONTINUED OPERATIONS (continued)

The operating results of discontinued operations are summarized as follows for the years ended December 31, 2014, 2013 and 2012:

	2014	2013	2012
Revenues:
Rental income	$12,015	$29,038	$51,794
Property other income	1,186	2,624	5,028
Total revenues	13,201	31,662	56,822
Expenses:
Operating and maintenance	4,393	10,895	20,388
Interest expense, including prepayment penalties	7,553	6,461	10,428
Depreciation and amortization	2,461	7,366	13,465
Total expenses	14,407	24,722	44,281
Income (loss) from discontinued operations	(1,206)	6,940	12,541
Gain on disposition of property	81,831	81,205	80,532
Discontinued operations	$80,625	$88,145	$93,073

16                                  SUPPLEMENTAL CASH FLOW DISCLOSURES

Supplemental cash flow information including non-cash financing and investing activities for the years ended December 31, 2014, 2013 and 2012 are as follows:

	2014	2013	2012
Supplemental disclosures:
Cash paid for interest, net of capitalized interest	$104,878	$115,079	$127,249
Interest capitalized	6,993	7,281	4,380
Non-cash investing and financing activities:
Note receivable converted to real estate	-	-	608
Mortgage loan assumed associated with property acquisition	33,696	-	7,284
Mortgage note (premium) or discount written off	(216)	-	104
Exchange of UPREIT Units for common shares	4,887	4,495	6,899
Transfers of construction in progress to buildings, improvements and equipment	99,986	4,480	42,732
Transfers of other assets to construction in progress	-	836	-
Transfers of construction in progress to land held for sale	15,300	-	-
Capital improvements to properties and construction in progress included in accounts payable	6,908	9,261	6,130
Dividends payable included in accounts payable	533	-	-

HOME PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

17                                  QUARTERLY FINANCIAL STATEMENT INFORMATION (UNAUDITED)

Quarterly financial information for the years ended December 31, 2014 and 2013 are as follows:

	2014
	First	Second	Third	Fourth
Total revenue	$165,298	$165,583	$168,543	$172,491
Net income attributable to common stockholders	45,791	22,469	26,244	66,434
Basic earnings per share data:
Net income attributable to common stockholders	0.80	0.39	0.46	1.16
Diluted earnings per share data:
Net income attributable to common stockholders	0.79	0.39	0.45	1.14

	2013
	First	Second	Third	Fourth
Total revenue	$158,999	$159,639	$159,369	$161,795
Net income attributable to common stockholders	51,880	27,036	25,038	56,919
Basic earnings per share data:
Net income attributable to common stockholders	1.01	0.52	0.44	1.00
Diluted earnings per share data:
Net income attributable to common stockholders	0.99	0.51	0.44	0.99

The sum of the quarterly earnings per common share amounts may not equal the annual earnings per common share amounts due primarily to changes in the number of common shares outstanding quarter to quarter.  The quarterly reports for the years ended December 31, 2014 and 2013 have been reclassified to reflect discontinued operations in accordance with authoritative guidance.

18                                  SUBSEQUENT EVENTS

On January 7, 2015, the Company acquired two adjacent apartment communities with a combined 710 units located in Mt. Prospect, Illinois for a total purchase price of $92,000, paid in cash.  The accounting for this transaction has not been completed, therefore the disclosures required by authoritative guidance have not been made.  The Company intends to operate the property as one community.

On January 26, 2015, the Company sold an apartment community, with a total of 672 units, for $49,318.  The community was located in Steger, Illinois.  A gain on sale of approximately $27,000 will be recorded in the first quarter of 2015 related to this sale.

On January 31, 2015, the Board of Directors declared a dividend of $0.76 per share on the Company’s common stock and approved a distribution of $0.76 per UPREIT Unit for the quarter ended December 31, 2014.  The dividend and distribution is payable February 27, 2015, to stockholders and unitholders of record on February 17, 2015.

SCHEDULE II

HOME PROPERTIES, INC.

VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

(Dollars in thousands)

	Balance at	Charged to	Adjustments/
	Beginning	Costs and	Amounts	Balance at
	of Year	Expenses	Written Off	End of Year
Allowance for Doubtful Receivables
2014	$2,499	$5,769	$(5,774)	$2,494
2013	2,778	6,028	(6,307)	2,499
2012	2,869	5,886	(5,977)	2,778
Deferred Tax Asset Valuation Allowance
2014	$13,107	$-	$(55)	$13,052
2013	13,168	-	(61)	13,107
2012	13,185	-	(17)	13,168

SCHEDULE III

HOME PROPERTIES, INC.

REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2014

(Dollars in thousands)

			Initial Cost	Costs	Total Cost			Total Cost,
			Buildings,	Capitalized	Buildings,			Net of	Year of
			Improvements	Subsequent to	Improvements		Accumulated	Accumulated	Acquisition or
Community	Encumbrances	Land (a)	& Equipment (a)	Acquisition	& Equipment	Total(d)	Depreciation(e)	Depreciation	Completion
1200 East West	$-	$13,068	$69,908	$2,796	$72,704	$85,772	$10,403	$75,369	2010 (b)
Annapolis Roads	22,599	14,400	18,035	9,100	27,135	41,535	4,524	37,011	2010
Arbor Park of Alexandria	90,853	9,447	63,198	65,768	128,966	138,413	46,787	91,626	2000
Barrington Gardens	-	923	6,954	6,977	13,931	14,854	5,054	9,800	2005
Bayview/Colonial	-	1,671	9,180	6,582	15,762	17,433	6,824	10,609	2000
Blackhawk	-	3,051	15,426	10,546	25,972	29,023	10,847	18,176	2000
Bonnie Ridge	45,601	5,241	46,916	40,003	86,919	92,160	41,459	50,701	1999
Braddock Lee	-	3,962	10,330	9,679	20,009	23,971	10,198	13,773	1998
Cambridge Village	-	2,514	3,708	3,015	6,723	9,237	2,782	6,455	2002
Canterbury	-	5,179	23,737	19,958	43,695	48,874	18,201	30,673	1999
Charleston Place	71,567	22,764	84,648	15,373	100,021	122,785	13,383	109,402	2010
Chatham Hill	41,720	2,134	48,584	18,106	66,690	68,824	20,834	47,990	2004
Cinnamon Run	51,130	7,962	61,627	11,022	72,649	80,611	19,060	61,551	2005
Country Village	17,184	2,349	12,269	13,763	26,032	28,381	12,629	15,752	1998
Courts at Huntington Station	-	33,409	88,522	534	89,056	122,465	12,018	110,447	2011 (b)
Courtyards Village	-	3,405	10,349	6,833	17,182	20,587	6,672	13,915	2001
Crescent Club	-	2,338	28,792	8,746	37,538	39,876	5,070	34,806	2010
Cypress Place	9,614	2,349	8,340	7,448	15,788	18,137	6,516	11,621	2000
Devonshire Hills	70,563	27,988	72,440	29,391	101,831	129,819	36,344	93,475	2001
Dunfield Townhomes	-	1,683	30,302	9,336	39,638	41,321	8,893	32,428	2007
East Hill Gardens	-	255	1,802	1,699	3,501	3,756	1,704	2,052	1998
East Meadow	13,853	2,339	11,666	5,351	17,017	19,356	6,511	12,845	2000
Elmwood Terrace	25,219	6,203	16,242	15,684	31,926	38,129	13,383	24,746	2000
Fox Hall	47,000	9,959	51,875	21,375	73,250	83,209	17,890	65,319	2007
Gardencrest	-	25,181	66,500	30,533	97,033	122,214	36,371	85,843	2002
Gateway Village	-	1,391	7,316	5,195	12,511	13,902	5,128	8,774	1999
Glen Manor	7,476	1,088	5,004	5,272	10,276	11,364	4,655	6,709	1997
Golf Club	30,951	4,177	23,138	20,010	43,148	47,325	18,832	28,493	2000
Hackensack Gardens	-	2,426	11,323	7,865	19,188	21,614	6,461	15,153	2005
Hawthorne Court	-	9,200	25,967	25,320	51,287	60,487	19,520	40,967	2002
Heritage Square	-	2,058	5,372	3,256	8,628	10,686	3,377	7,309	2002
Heritage Woods	13,701	1,602	12,420	4,991	17,411	19,013	4,699	14,314	2006
Highland House	-	3,414	14,761	4,080	18,841	22,255	4,866	17,389	2006
Hill Brook Place	-	2,277	9,966	11,748	21,714	23,991	9,209	14,782	1999
Holiday Square	-	3,652	6,830	3,480	10,310	13,962	3,665	10,297	2002
Home Properties of Bryn Mawr	-	3,314	19,492	18,864	38,356	41,670	16,195	25,475	2000
Home Properties of Devon	57,323	6,612	38,923	39,691	78,614	85,226	34,377	50,849	2000
Howard Crossing	-	46,044	138,871	13,138	152,009	198,053	11,527	186,526	2012

			Initial Cost	Costs	Total Cost			Total Cost,
			Buildings,	Capitalized	Buildings,			Net of	Year of
			Improvements	Subsequent to	Improvements		Accumulated	Accumulated	Acquisition or
Community	Encumbrances	Land (a)	& Equipment (a)	Acquisition	& Equipment	Total(d)	Depreciation(e)	Depreciation	Completion
Hunters Glen	-	2,239	4,729	1,833	6,562	8,801	942	7,859	2011
Jacob Ford Village	-	6,750	20,022	11,400	31,422	38,172	8,057	30,115	2007
Lake Grove	-	7,614	14,509	23,214	37,723	45,337	18,370	26,967	1997
Lakeview	8,547	695	5,143	5,152	10,295	10,990	4,852	6,138	1998
Lakeview Townhomes	-	1,118	13,335	3,081	16,416	17,534	2,449	15,085	2010
Liberty Commons	-	1,345	13,253	468	13,721	15,066	5,963	9,103	2006 (b)
Liberty Place	-	2,033	13,125	3,518	16,643	18,676	4,347	14,329	2006
Mid-Island Estates	18,173	4,288	7,836	8,514	16,350	20,638	8,326	12,312	1997
Middlebrooke	-	2,888	14,369	4,343	18,712	21,600	3,067	18,533	2010
Middlesex Crossing	-	7,560	32,454	1,837	34,291	41,851	1,010	40,841	2013
Mill Towne Village	24,239	3,942	14,765	15,917	30,682	34,624	13,168	21,456	2001
Morningside Heights	-	6,553	32,699	41,016	73,715	80,268	35,462	44,806	1998
Mount Vernon Square	-	55,810	86,946	29,513	116,459	172,269	29,247	143,022	2006
New Orleans Park	22,127	3,044	14,442	17,329	31,771	34,815	14,647	20,168	1997
Newport Village	-	56,501	147,420	25,078	172,498	228,999	15,916	213,083	2011
Northwood	9,870	875	14,901	5,909	20,810	21,685	6,327	15,358	2004
Oak Manor	-	686	4,801	4,361	9,162	9,848	4,384	5,464	1998
Owings Run	39,382	5,788	35,160	13,362	48,522	54,310	19,873	34,437	1999
Park Shirlington	-	4,567	11,761	11,039	22,800	27,367	11,671	15,696	1998
Peppertree Farm	73,036	12,888	86,459	27,307	113,766	126,654	31,333	95,321	2005
Pleasant View Gardens	90,014	6,209	52,837	38,264	91,101	97,310	41,511	55,799	1998
Pleasure Bay	-	1,744	7,445	13,003	20,448	22,192	9,112	13,080	1998
Racquet Club East	35,469	2,086	25,244	20,904	46,148	48,234	19,182	29,052	1998
Racquet Club South	-	344	4,243	4,126	8,369	8,713	3,732	4,981	1999
Redbank Village	-	2,164	15,716	17,498	33,214	35,378	14,204	21,174	1998
Ridgeview at Wakefield Valley	17,126	2,372	17,882	5,936	23,818	26,190	7,540	18,650	2005
Ridley Brook	12,411	2,026	8,467	8,329	16,796	18,822	7,225	11,597	1999
Royal Gardens	47,000	5,758	16,670	22,170	38,840	44,598	19,115	25,483	1997
Saddle Brooke	-	7,609	44,040	11,524	55,564	63,173	10,808	52,365	2008
Sayville Commons	36,143	8,192	56,945	4,459	61,404	69,596	15,176	54,420	2005
Selford Townhomes	8,375	1,281	4,766	4,026	8,792	10,073	4,022	6,051	1999
Seminary Hill	-	3,095	11,538	13,645	25,183	28,278	11,017	17,261	1999
Seminary Towers	53,515	5,772	22,216	26,633	48,849	54,621	21,894	32,727	1999
Sherry Lake	23,709	2,593	17,236	14,513	31,749	34,342	14,529	19,813	1998
Somerset Park	-	7,253	12,937	637	13,574	20,827	1,276	19,551	2011
Southern Meadows	38,339	9,383	35,272	13,434	48,706	58,089	18,790	39,299	2001
Stone Ends	23,590	5,766	30,022	8,081	38,103	43,869	12,430	31,439	2003
Stone Hill	-	4,080	11,381	2,555	13,936	18,016	514	17,502	2013
Tamarron	13,861	1,412	9,370	5,344	14,714	16,126	6,067	10,059	1999
The Apts at Cambridge Court	-	7,378	82,641	4,915	87,556	94,934	8,535	86,399	2011
The Apts at Cobblestone Square	-	12,127	36,482	391	36,873	49,000	3,439	45,561	2012 (b)
The Apts at Wellington Trace	-	3,227	27,722	2,136	29,858	33,085	8,557	24,528	2004
The Brooke at Peachtree Village	11,553	1,043	15,574	5,621	21,195	22,238	5,883	16,355	2005
The Colony	-	8,027	36,146	19,838	55,984	64,011	23,517	40,494	1999
The Commons at Haynes Farm	-	7,550	32,771	5,963	38,734	46,284	4,383	41,901	2011
The Courts at Dulles	-	15,413	76,946	3,489	80,435	95,848	6,938	88,910	2011

			Initial Cost	Costs	Total Cost			Total Cost,
			Buildings,	Capitalized	Buildings,			Net of	Year of
			Improvements	Subsequent to	Improvements		Accumulated	Accumulated	Acquisition or
Community	Encumbrances	Land (a)	& Equipment (a)	Acquisition	& Equipment	Total(d)	Depreciation(e)	Depreciation	Completion
The Courts at Fair Oaks	46,090	12,377	61,107	4,817	65,924	78,301	8,041	70,260	2010
The Coves at Chesapeake	-	8,915	57,974	12,850	70,824	79,739	17,368	62,371	2006
The Gates of Deer Grove	-	1,247	18,973	1,744	20,717	21,964	1,855	20,109	2011
The Greens at Columbia	-	5,040	20,886	3,653	24,539	29,579	3,390	26,189	2010
The Hamptons	46,717	6,052	53,087	18,210	71,297	77,349	22,922	54,427	2004
The Heights at Marlborough	-	6,253	44,268	11,838	56,106	62,359	13,396	48,963	2006
The Lakes of Schaumburg	33,625	10,700	56,878	24	56,902	67,602	250	67,352	2014
The Landings	24,618	2,621	18,348	16,032	34,380	37,001	16,216	20,785	1996
The Manor - (VA)	13,009	1,441	6,570	8,468	15,038	16,479	6,986	9,493	1999
The Manor East	6,610	5,330	11,407	3,940	15,347	20,677	1,425	19,252	2012
The Meadows at Marlborough	20,028	6,598	28,736	8,366	37,102	43,700	8,935	34,765	2006
The New Colonies	-	1,831	22,895	15,547	38,442	40,273	19,206	21,067	1998
The Preserve at Milltown	-	6,110	38,706	761	39,467	45,577	623	44,954	2014
The Sycamores	19,959	4,761	17,019	4,986	22,005	26,766	7,501	19,265	2002
The Townhomes of Beverly	-	5,820	30,465	7,006	37,471	43,291	8,830	34,461	2007
The Village at Marshfield	-	3,247	29,512	9,628	39,140	42,387	11,554	30,833	2004
Top Field	15,610	1,635	16,684	5,513	22,197	23,832	5,672	18,160	2006
Trexler Park	36,015	2,604	14,970	11,095	26,065	28,669	11,115	17,554	2000
Trexler Park West	-	2,684	23,064	780	23,844	26,528	10,342	16,186	2008 (b)
Village at Potomac Falls	-	7,380	30,960	3,353	34,313	41,693	4,529	37,164	2010
Village Square	39,285	2,781	15,205	13,356	28,561	31,342	12,156	19,186	1999
Vinings at Hampton Village	-	1,849	12,805	5,175	17,980	19,829	6,038	13,791	2004
Waterview	-	1,531	23,030	5,836	28,866	30,397	3,379	27,018	2011
Wayne Village	-	2,026	14,639	11,503	26,142	28,168	12,040	16,128	1998
West Springfield	-	2,634	33,610	7,107	40,717	43,351	13,220	30,131	2002
Westbrooke	-	1,103	5,229	2,175	7,404	8,507	1,346	7,161	2010
Westchester West	32,763	6,978	41,513	6,765	48,278	55,256	8,735	46,521	2008
Westwood Village	43,722	7,530	25,386	15,499	40,885	48,415	15,422	32,993	2002
Westwoods	-	1,260	2,694	792	3,486	4,746	889	3,857	2007
William Henry	26,904	4,853	24,116	20,321	44,437	49,290	18,107	31,183	2000
Willowbrook	-	4,000	26,412	346	26,758	30,758	359	30,399	2014
Windsor Realty	-	436	3,637	2,957	6,594	7,030	3,201	3,829	1998
Woodmont Village	9,387	2,943	6,321	3,925	10,246	13,189	3,913	9,276	2002
Woodway at Trinity Centre	-	17,136	78,253	4,128	82,381	99,517	5,997	93,520	2012
Yorkshire Village	-	1,227	2,275	1,704	3,979	5,206	1,573	3,633	2002
Other Assets (c)	-	49,629	187,416	35,274	222,690	272,319	29,021	243,298	Various
	$1,637,175	$828,679	$3,586,421	$1,349,627	$4,936,048	$5,764,727	$1,371,227	$4,393,500

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

(c)                 Includes land of $36,515, land held for sale of $13,114, assets of two development communities placed into service of $68,821, construction in progress of $118,595 and corporate office assets of $35,274.

(d)                The aggregate cost for Federal Income Tax purposes was approximately $5,267,947.

(e)                 Depreciation and amortization of the Company’s investments in real estate assets reflected in the consolidated statements of operations are calculated over estimated useful lives of 3 to 40 years.

SCHEDULE III

HOME PROPERTIES, INC.

REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2014

(Dollars in thousands)

The changes in total real estate assets are as follows:

	2014	2013	2012

Balance, beginning of year	$5,620,765	$ 5,455,226	$5,042,324
New property acquisitions	142,806	98,199	297,650
Additions	184,465	204,717	226,348
Disposals and retirements	(183,309)	(137,377)	(111,096)
Balance, end of year	$5,764,727	$5,620,765	$5,455,226

The changes in accumulated depreciation are as follows:

	2014	2013	2012

Balance, beginning of year	$1,243,243	$ 1,108,840	$ 983,759
Depreciation	182,455	173,872	166,339
Disposals and retirements	(54,471)	(39,469)	(41,258)
Balance, end of year	$1,371,227	$1,243,243	$1,108,840

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOME PROPERTIES, INC.

By:	/s/ Edward J. Pettinella
Edward J. Pettinella
President and Chief Executive Officer

Date:	February 24, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, the report has been signed by the following persons on behalf of Home Properties, Inc. and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Edward J. Pettinella	Director, President and Chief Executive Officer	February 24, 2015
Edward J. Pettinella

/s/ David P. Gardner	Executive Vice President, Chief Financial Officer	February 24, 2015
David P. Gardner	(Principal Financial Officer)

/s/ Robert J. Luken	Senior Vice President, Chief Administrative Officer,	February 24, 2015
Robert J. Luken	Chief Accounting Officer and Treasurer
(Principal Accounting Officer)

/s/ Kenneth O. Hall	Vice President and Controller	February 24, 2015
Kenneth O. Hall

/s/ Michael D. Barnello	Director	February 24, 2015
Michael D. Barnello

/s/ Bonnie S. Biumi	Director	February 24, 2015
Bonnie S. Biumi

/s/ Stephen R. Blank	Director	February 24, 2015
Stephen R. Blank

/s/ Alan L. Gosule	Director	February 24, 2015
Alan L. Gosule

/s/ Leonard F. Helbig, III	Director	February 24, 2015
Leonard F. Helbig, III

/s/ Thomas P. Lydon, Jr.	Director	February 24, 2015
Thomas P. Lydon, Jr.

/s/ Clifford W. Smith, Jr.	Director	February 24, 2015
Clifford W. Smith, Jr.

HOME PROPERTIES, INC.

FORM 10-K

For The Year Ended December 31, 2014

Exhibit Index

Except as otherwise indicated, the exhibits listed below are filed as part of this report.  References to exhibits or other filings under the caption “Location” indicate that exhibit or other filing has been filed, that the indexed exhibit and the exhibit referred to are the same and that the exhibit referred to is incorporated by reference.

Exhibit
Number	Exhibit	Location
3.1	Articles of Amendment and Restatement of Articles of Incorporation of Home Properties of New York, Inc.	Incorporated by reference to Home Properties of New York, Registration Statement on Form S-11, File No. 33-78862
3.2	Articles of Amendment of the Articles of Incorporation of Home Properties of New York, Inc.	Incorporated by reference to the Home Properties of New York, Inc. Registration Statement on Form S-3 File No. 333-52601 filed 5/14/98
3.3	Articles of Amendment of the Articles of Incorporation of Home Properties of New York, Inc.	Incorporated by reference to Form 8-K filed by Home Properties of New York, Inc. dated 7/2/99
3.4	Articles of Amendment of the Articles of Incorporation of Home Properties of New York, Inc.	Incorporated by reference to the Form 10-Q filed by Home Properties, Inc. for the quarter ended 3/31/04
3.5	Third Amended and Restated By-laws of Home Properties, Inc.	Incorporated by reference to the Form 8-K filed by Home Properties, Inc. on 2/3/14
3.6	Articles of Amendment to the Articles of Incorporation of Conifer Realty Corporation Changing the name to Home Properties Resident Services, Inc.	Incorporated by reference to the Form 10-K filed by Home Properties of New York, Inc. for the annual period ended 12/31/00
3.7	By-Laws of Conifer Realty Corporation (now Home Properties Resident Services, Inc.)	Incorporated by reference to the 12/31/95 10-K
3.8	Home Properties Trust Declaration of Trust, dated September 19, 1997	Incorporated by reference to the Form 8-K filed by Home Properties of New York, Inc. dated 9/26/97 (the “9/26/97 8-K”)
4.1	Form of certificate representing Shares of Common Stock	Incorporated by reference to the Form 10- K filed by Home Properties of New York, Inc. for the period ended 12/31/94 (the “12/31/94 10-K”)
4.2	Agreement of Home Properties of New York, Inc. to file instruments defining the rights of holders of long-term debt of it or its subsidiaries with the Commission upon request	Incorporated by reference to the 12/31/94 10-K
10.1	Second Amended and Restated Agreement of Limited Partnership of Home Properties of New York, L.P.	Incorporated by reference to the 9/26/97 8-K
10.2	Amendment No. Four to the Second Amended and Restated Agreement of Limited Partnership of Home Properties of New York, L.P.	Incorporated by reference to Form 10-K filed by Home Properties of New York, Inc. for the annual period ended 12/31/97

Exhibit
Number	Exhibit	Location
10.3	Amendment No. Sixty-Two to the Second Amended and Restated Limited Partnership Agreement	Incorporated by reference to Form 10-K filed by Home Properties of New York, Inc. for the annual period ended 12/31/03
10.4	Indemnification Agreement between Home Properties of New York, Inc. and certain officers and Directors*	Incorporated by reference to the Form 10-Q filed by Home Properties of New York, Inc. for the quarter ended 6/30/94
10.5	Indemnification Agreement between Home Properties of New York, Inc. and Alan L. Gosule*	Incorporated by reference to the Form 10-K filed by Home Properties of New York, Inc. for the annual period ended 12/31/96
10.6	Articles of Merger of Home Properties Management, Inc. into Home Properties Resident Services, Inc.	Incorporated by reference to the Form 10-K filed by Home Properties, Inc. for the annual period ended 12/31/06
10.7	Amended and Restated 2003 Stock Benefit Plan*	Incorporated by reference to the Form 8-K filed by Home Properties, Inc. dated 5/6/05
10.8	Amendment No. One to Amended and Restated Home Properties, Inc. 2003 Stock Benefit Plan*	Incorporated by reference to the 9/30/08 10-Q
10.9	Home Properties, Inc. 2008 Stock Benefit Plan*	Incorporated by reference to the Schedule 14A filed on 3/24/08
10.10	Amendment No. One to Home Properties, Inc. 2008 Stock Benefit Plan*	Incorporated by reference to the 9/30/08 10-Q
10.11	Seventh Amended and Restated Dividend Reinvestment and Direct Stock Purchase Plan	Incorporated by reference to the Form 8-K filed by Home Properties, Inc. on 9/28/06
10.12	Deferred Bonus Plan (Amended and Restated as of January 1, 2008)*	Incorporated by reference to the Form 10-K filed by Home Properties, Inc. for the period ended 12/31/07 (the “12/31/07 10-K”)
10.13	Director Deferred Compensation Plan (Amended and Restated as of January 1, 2008)*	Incorporated by reference to the 12/31/07 10-K
10.14	Amendment No. One to Home Properties, Inc. Deferred Bonus Plan (Amended and Restated January 1, 2008)*	Incorporated by reference to the Form 10-K filed by Home Properties, Inc. for the period ended 12/31/09 (the “12/31/09 10-K”)
10.15	Indemnification Agreement between Home Properties, Inc. and Stephen R. Blank*	Incorporated by reference to the Form 10-K filed by Home Properties, Inc. for the period ended 12/31/08
10.16	Amended and Restated Lease Agreement Between Clinton Square Asset Holding Associates, L.P. and Home Properties, L.P. dated July 6, 2009	Incorporated by reference to the Form 10-Q filed by Home Properties, Inc. for the quarter ended 6/30/09
10.17	Amendment No. Eighty-Nine to Second Amended and Restated Limited Partnership Agreement	Incorporated by reference to the 12/31/09 10-K
10.18	Indemnification Agreement between Home Properties, Inc. and Charles J. Koch*	Incorporated by reference to the 12/31/09 10-K

Exhibit
Number	Exhibit	Location
10.19	Employment Agreement between Edward J. Pettinella, the Company’s President and Chief Executive Officer and Home Properties, Inc. effective January 1, 2011*	Incorporated by reference to the Form 8-K filed by Home Properties, Inc. on 12/29/10
10.20	Amended and Restated Executive Retention Plan*	Incorporated by reference to the Form 8-K filed by Home Properties, Inc. on 2/16/11 (the “2/16/11 8-K”)
10.21	Executive Stock Ownership Guidelines, adopted February 12, 2011	Incorporated by reference to the 2/16/11 8-K
10.22	Indemnification Agreement between Home Properties, Inc. and Thomas P. Lydon, Jr.*	Incorporated by reference to the Form 10-K filed by Home Properties, Inc. for the period ended 12/31/10
10.23	Home Properties, Inc. Incentive Compensation Plan*	Incorporated by reference to the Form 8-K filed by Home Properties, Inc. on 5/5/11
10.24	Home Properties, Inc. 2011 Stock Benefit Plan*	Incorporated by reference to the Home Properties Registration Statement on Form S-8, File No. 333-173947 filed on 5/5/11 (the “5/5/11 S-8”)
10.25	Form of Employee Incentive Stock Option Certificate*	Incorporated by reference to the 5/5/11 S-8
10.26	Form of Director Non-Qualified Stock Option Certificate*	Incorporated by reference to the 5/5/11 S-8
10.27	Form of Employee Non-Qualified Stock Option Certificate*	Incorporated by reference to the 5/5/11 S-8
10.28	Form of Director Restricted Stock Certificate*	Incorporated by reference to the 5/5/11 S-8
10.29	Form of Employee Restricted Stock Certificate*	Incorporated by reference to the 5/5/11 S-8
10.30	Underwriting Agreement, dated September 20, 2011 between the Company and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representative of the several Underwriters	Incorporated by reference to the Form 8-K filed by Home Properties, Inc. on 9/20/11
10.31	Nonqualified Voluntary Deferred Compensation Plan*	Incorporated by reference to the Form 10-Q filed by Home Properties, Inc. for the quarter ended 9/30/11 (the “9/30/11 10-Q”)
10.32	Amendment Number Two to Deferred Bonus Plan*	Incorporated by reference to the 9/30/11 10-Q
10.33	Amended and Restated Credit Agreement	Incorporated by reference to the Form 8-K filed by Home Properties, Inc. on 12/13/11 (the “12/13/11 8-K”)
10.34	Amended and Restated Guaranty	Incorporated by reference to the 12/13/11 8-K
10.35	Note Purchase Agreement relating to Series A and Series B Senior Guaranteed Notes	Incorporated by reference to the Form 8-K filed by Home Properties, Inc. on 12/20/11 (the “12/20/11 8-K”)
10.36	Affiliate Guaranty	Incorporated by reference to the 12/20/11 8-K
10.37	Home Properties, Inc. 2011 Stock Benefit Plan 2012 Restricted Stock Unit Master Agreement*	Incorporated by reference to the Form 8-K filed by Home Properties, Inc. on 2/9/12

Exhibit
Number	Exhibit	Location
10.38	Home Properties, Inc. 2011 Stock Benefit Plan 2013 Restricted Stock Unit Master Agreement and Form of Award Certificate*	Incorporated by reference to the Form 8-K filed by Home Properties, Inc. on 1/3/2013
10.39

ATM Equity Offering Sales Agreement dated February 28, 2013 between Home Properties, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Jefferies & Company, Inc., J.P. Morgan Securities LLC and RBS Securities, Inc.

Incorporated by reference to the Form 8-K filed by Home Properties, Inc. on 2/28/13
10.40	Underwriting Agreement, dated July 9, 2013 between the Company and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representative of the several Underwriters	Incorporated by reference to the Form 8-K filed by Home Properties, Inc. on 7/9/13
10.41	First Amendment to Credit Agreement	Incorporated by reference to the Form 8-K filed by Home Properties, Inc. on 8/22/13
10.42	Indemnification Agreement between Home Properties, Inc. and Bonnie S. Biumi*	Incorporated by reference to the Form 10-Q filed by Home Properties, Inc. for the period ended 9/30/13 (the “9/30/13 10Q”)
10.43	Indemnification Agreement between Home Properties, Inc. and Michael D. Barnello*	Incorporated by reference to the 9/30/13 10Q
10.44	Employment Agreement between Edward J. Pettinella, the Company’s President and Chief Executive Officer and Home Properties, Inc. effective January 1, 2014*	Incorporated by reference to the Form 8-K filed by Home Properties, Inc. on 12/23/2013
10.45	Home Properties, Inc. 2011 Stock Benefit Plan 2014 Restricted Stock Unit Master Agreement and Form of Award Certificate*	Incorporated by reference to the Form 8-K filed by Home Properties, Inc. on 2/13/2014
10.46	Home Properties, Inc. 2011 Stock Benefit Plan 2015 Restricted Stock Unit Master Agreement and Form of Award Certificate	Incorporated by reference to the Form 8-K filed by Home Properties, Inc. on 2/6/2015
11	Computation of Per Share Earnings Schedule	Filed herewith
21	List of Subsidiaries of Home Properties, Inc.	Filed herewith
23	Consent of PricewaterhouseCoopers LLP	Filed herewith
31.1	Section 302 Certification of Chief Executive Officer	Filed herewith
31.2	Section 302 Certification of Chief Financial Officer	Filed herewith
32.1	Section 906 Certification of Chief Executive Officer**	Furnished herewith
32.2	Section 906 Certification of Chief Financial Officer**	Furnished herewith
99	Additional Exhibits - Debt Summary Schedule	Filed herewith
101

XBRL (eXtensible Business Reporting Language). The following materials from the Home Properties, Inc. Annual Report on Form 10-K for the period ended December 31, 2014, formatted in XBRL: (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of comprehensive income, (iv) consolidated statements of equity, (v) consolidated statements of cash flows and (vi) notes to consolidated financial statements. As provided in Rule 406T of Regulation S-T, this information is filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

Filed herewith

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 15(b) of Form 10-K.

**	These exhibits are not incorporated by reference in any registration statement or report which incorporates this Annual Report on Form 10-K for the year ended December 31, 2014.