Form 10-Q
period 2015-03-31
HOME PROPERTIES INC
filed 2015-05-01
CIK 923118

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes    ☐        No    ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding at April 22, 2015
$.01 par value	57,916,338

HOME PROPERTIES, INC.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

HOME PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS

MARCH 31, 2015 AND DECEMBER 31, 2014

(Dollars in thousands, except per share data)

(Unaudited)

	March 31, 2015	December 31, 2014
ASSETS
Real estate:
Land	$803,156	$815,565
Land held for sale	36,746	13,114
Construction in progress	83,611	118,595
Buildings, improvements and equipment	4,859,169	4,817,453
	5,782,682	5,764,727
Less: accumulated depreciation	(1,381,762)	(1,371,227)
Real estate, net	4,400,920	4,393,500
Cash and cash equivalents	22,130	11,131
Cash in escrows	25,978	24,118
Accounts receivable, net	17,053	19,556
Prepaid expenses	17,003	23,484
Deferred charges, net	8,590	9,250
Other assets	2,299	7,496
Total assets	$4,493,973	$4,488,535
LIABILITIES AND EQUITY
Mortgage notes payable	$1,596,881	$1,637,175
Unsecured notes payable	550,000	550,000
Unsecured line of credit	291,500	269,000
Accounts payable	27,376	25,835
Accrued interest payable	9,819	7,732
Accrued expenses and other liabilities	42,812	38,732
Security deposits	19,161	18,631
Total liabilities	2,537,549	2,547,105
Commitments and contingencies
Equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $0.01 par value; 160,000,000 shares authorized; 57,900,935 and 57,703,957 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	579	577
Excess stock, $0.01 par value; 10,000,000 shares authorized; no shares issued or outstanding	-	-
Additional paid-in capital	2,049,494	2,041,394
Distributions in excess of accumulated earnings	(373,738)	(387,004)
Accumulated other comprehensive income	(7,035)	(1,749)
Total common stockholders’ equity	1,669,300	1,653,218
Noncontrolling interest	287,124	288,212
Total equity	1,956,424	1,941,430
Total liabilities and equity	$4,493,973	$4,488,535

The accompanying notes are an integral part of these consolidated financial statements.

HOME PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2015	2014
Revenues:
Rental income	$160,880	$149,836
Property other income	15,447	15,321
Other income	317	141
Total revenues	176,644	165,298

Expenses:
Operating and maintenance	67,307	65,571
General and administrative	8,543	9,258
Interest	25,485	24,852
Depreciation and amortization	47,864	43,778
Other expenses	377	8
Impairment and other charges	181	-
Total expenses	149,757	143,467
Income from continuing operations, before gain on disposition of real estate	26,887	21,831
Gain on disposition of land	70	-
Gain on disposition of property	40,346	-
Income from continuing operations	67,303	21,831

Discontinued operations:
Income from discontinued operations	-	834
Gain on disposition of property	-	31,306
Discontinued operations	-	32,140

Net income	67,303	53,971
Net income attributable to noncontrolling interest	(9,945)	(8,180)
Net income attributable to common stockholders	$57,358	$45,791

Basic earnings per share:
Income from continuing operations	$0.99	$0.32
Discontinued operations	-	0.48
Net income attributable to common stockholders	$0.99	$0.80

Diluted earnings per share:
Income from continuing operations	$0.98	$0.32
Discontinued operations	-	0.47
Net income attributable to common stockholders	$0.98	$0.79

Weighted average number of shares outstanding:
Basic	57,872,599	57,106,853
Diluted	58,505,744	57,620,655

The accompanying notes are an integral part of these consolidated financial statements.

HOME PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

(Unaudited)

	Three Months Ended March 31,

	2015	2014

Net income	$67,303	$53,971
Other comprehensive income (loss):
Unrealized gain (loss) on interest rate swap agreements	(6,203)	(895)
Other comprehensive income (loss)	(6,203)	(895)
Comprehensive income	61,100	53,076
Net income attributable to noncontrolling interest	(9,945)	(8,180)
Other comprehensive (income) loss attributable to noncontrolling interest	917	136
Comprehensive income attributable to common stockholders	$52,072	$45,032

The accompanying notes are an integral part of these consolidated financial statements.

HOME PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

(Dollars in thousands)

(Unaudited)

				Distributions	Accumulated
			Additional	in Excess of	Other	Non-
	Common Stock		Paid-In	Accumulated	Comprehensive	controlling
	Shares	Amount	Capital	Earnings	Income (Loss)	Interest	Total
Balance, December 31, 2014	57,703,957	$577	$2,041,394	$(387,004)	$(1,749)	$288,212	$1,941,430
Net income	-	-	-	57,358	-	9,945	67,303
Unrealized gain (loss) on interest rate swap agreements	-	-	-	-	(5,286)	(917)	(6,203)
Issuance of common stock, net	118,728	1	4,013	-	-	-	4,014
Stock-based compensation	4,949	-	3,238	-	-	-	3,238
Repurchase of common stock	(23,930)	-	(1,608)	-	-	-	(1,608)
Conversion of UPREIT Units for common stock	97,231	1	2,770	-	-	(2,771)	0
Adjustment of noncontrolling interest	-	-	(313)	-	-	313	0
Dividends and distributions declared	-	-	-	(44,092)	-	(7,658)	(51,750)
Balance, March 31, 2015	57,900,935	$579	$2,049,494	$(373,738)	$(7,035)	$287,124	$1,956,424

Balance, December 31, 2013	56,961,646	$570	$2,007,300	$(380,168)	$1,551	$293,060	$1,922,313
Net income	-	-	-	45,791	-	8,180	53,971
Unrealized gain (loss) on interest rate swap agreements	-	-	-	-	(759)	(136)	(895)
Issuance of common stock, net	81,952	1	3,180	-	-	-	3,181
Stock-based compensation	2,990	-	5,064	-	-	-	5,064
Repurchase of common stock	(8,449)	-	(484)	-	-	-	(484)
Conversion of UPREIT Units for common stock	68,723	-	1,957	-	-	(1,957)	0
Adjustment of noncontrolling interest	-	-	(543)	-	-	543	0
Dividends and distributions declared	-	-	-	(41,782)	-	(7,464)	(49,246)
Balance, March 31, 2014	57,106,862	$571	$2,016,474	$(376,159)	$792	$292,226	$1,933,904

The accompanying notes are an integral part of these consolidated financial statements.

HOME PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

(Dollars in thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2015	2014
Cash flows from operating activities:
Net income	$67,303	$53,971
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	48,649	45,619
Gain on disposition of land	(70)	-
Gain on disposition of property	(40,346)	(31,306)
Stock-based compensation	3,238	5,064
Changes in assets and liabilities:
Cash in escrows, net	(1,976)	(2,271)
Other assets	9,035	6,100
Accounts payable and accrued liabilities	4,136	1,305
Total adjustments	22,666	24,511
Net cash provided by operating activities	89,969	78,482
Cash flows from investing activities:
Return of deposits for real estate acquisitions	5,000	-
Purchase of properties	(123,157)	-
Capital improvements to properties including redevelopment	(23,065)	(24,059)
Additions to construction in progress	(6,962)	(12,321)
Additions to predevelopment	-	(509)
Proceeds from sale of land, net	12,997	-
Proceeds from sale of properties, net	123,466	106,273
Proceeds from insurance for property losses	41	88
Withdrawals from cash held in escrow, net	116	3
Net cash provided by (used in) investing activities	(11,564)	69,475
Cash flows from financing activities:
Proceeds from sale of common stock, net	4,014	3,181
Repurchase of common stock	(1,608)	(484)
Scheduled payments of mortgage notes payable	(7,590)	(8,124)
Payoff mortgage notes payable	(32,730)	(80,734)
Proceeds from unsecured line of credit	221,000	112,000
Payments of unsecured line of credit	(198,500)	(126,000)
Payments of deferred loan costs	(97)	-
Dividends and distributions	(51,895)	(49,246)
Net cash used in financing activities	(67,406)	(149,407)

Net increase (decrease) in cash and cash equivalents	10,999	(1,450)
Cash and cash equivalents:
Beginning of year	11,131	9,853
End of period	$22,130	$8,403
Supplemental disclosure:
Interest capitalized	$989	$2,169
Supplemental disclosure of non-cash investing and financing activities:
Mortgage note (premium) or discount written off	(26)	-
Exchange of UPREIT Units for common shares	2,771	1,957
Transfers of construction in progress to land, buildings, improvements and equipment	41,623	7,878
Capital improvements to properties and construction in progress included in accounts payable	5,276	4,961
Dividends payable included in accounts payable	169	-

The accompanying notes are an integral part of these consolidated financial statements.

HOME PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

1                      ORGANIZATION AND BASIS OF PRESENTATION

Organization

Home Properties, Inc. (the “Company”) was formed in November 1993 as a Maryland corporation.  Home Properties, Inc. is a self-administered and self-managed real estate investment trust (“REIT”) that owns, operates, acquires and repositions apartment communities in suburbs of major metropolitan areas, primarily along the East Coast of the United States.  The Company completed an initial public offering of 5,408,000 shares of common stock on August 4, 1994 and is traded on the New York Stock Exchange (“NYSE”) under the symbol “HME”.  The Company is included in S&P’s MidCap 400 Index.

The Company conducts its business through Home Properties, L.P. (the “Operating Partnership”), a New York limited partnership.  As of March 31, 2015, the Company owned and operated 121 apartment communities with 41,917 apartments.

The Company has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, commencing with the taxable year ended December 31, 1994.  As a result, the Company generally is not subject to federal or state income taxation at the corporate level to the extent it distributes annually at least 90% of its REIT taxable income to its shareholders and satisfies certain other requirements.  For all periods presented, the Company distributed in excess of 100% of its taxable income; accordingly, no provision has been made for federal income taxes in the accompanying consolidated financial statements.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and its ownership of 85.3% of the limited partnership units in the Operating Partnership (“UPREIT Units”) at March 31, 2015 (85.2% at December 31, 2014).  The remaining 14.7% is included as noncontrolling interest in these consolidated financial statements at March 31, 2015 (14.8% at December 31, 2014).  The Company periodically adjusts the carrying value of noncontrolling interest to reflect its share of the book value of the Operating Partnership.  Such adjustments are recorded to additional paid in capital as a reallocation of noncontrolling interest in the accompanying consolidated statements of equity.  The Company owns a 1.0% general partner interest in the Operating Partnership and the remainder indirectly as a limited partner through its wholly owned subsidiary, Home Properties I, LLC, which owns 100% of Home Properties Trust, which is the limited partner.  Home Properties Trust was formed in September 1997, as a Maryland real estate trust and as a qualified REIT subsidiary (“QRS”), and owns the Company’s share of the limited partner interests in the Operating Partnership.

The accompanying consolidated financial statements include the accounts of Home Properties Resident Services, Inc. (“HPRS”).  HPRS is a wholly owned subsidiary of the Company.  All significant inter-company balances and transactions have been eliminated in these consolidated financial statements.

The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the applicable rules and regulations of the Securities and Exchange Commission (“SEC”).  Accordingly, certain disclosures that would accompany annual financial statements prepared in accordance with GAAP are omitted.  The year-end December 31, 2014 balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.  In the opinion of management, all adjustments, consisting solely of normal recurring adjustments, necessary for the fair statement of the consolidated financial statements for the interim periods have been included.  The results of operations for the interim periods are not necessarily indicative of results which ultimately may be achieved for the full year.  These interim consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2014.

HOME PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

2                      RECENTLY ADOPTED AND RECENTLY ISSUED ACCOUNTING STANDARDS

On April 10, 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-08”), which raises the threshold for determining which disposals are required to be presented as discontinued operations and modifies related disclosure requirements.  ASU 2014-08 states that only those disposals of components of an entity that represent a strategic shift that has (or will have) a major effect on an entity’s operations and financial results should be reported as discontinued operations in the financial statements.  The standard also requires expanded disclosures about dispositions that provide financial statement users with more information about assets, liabilities, revenues and expenses of discontinued operations.  The standard is applied prospectively for all disposals of components of an entity that occur within annual periods beginning on or after December 15, 2014 and interim periods within those years, with early adoption permitted.  The Company adopted this guidance effective January 1, 2015 as further discussed in Note 10.

On May 28, 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”).  ASU 2014-09 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services.  In adopting ASU 2014-09, companies may use either a full retrospective or a modified retrospective approach.  Additionally, this guidance requires improved disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.   ASU 2014-09 is effective for the first interim period within annual reporting periods beginning after December 15, 2016, and early adoption is not permitted.  The Company is currently assessing the potential impact that the adoption of this guidance will have on its financial position and results of operations.

On April 7, 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”), which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability.  For public business entities, the standard is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years.  Early adoption is permitted for financial statements that have not been previously issued.  The new guidance will be applied on a retrospective basis.  The Company is currently assessing the potential impact that the adoption of this guidance will have on its financial position and results of operations.

3                      ACQUISITIONS

Property Acquisitions

During the three months ended March 31, 2015, the Company acquired the communities listed below (the “2015 Acquisition Communities”):

						Cost of
		Date	Year	Number	Cost of	Acquisition
Apartment Community	Region	Acquired	Constructed	of Units	Acquisition	Per Unit
Park Grove	Chicago	1/07/2015	1978/1984	710	$92,000	$130
Sutton Pointe	Northern New Jersey	2/19/2015	1963	241	31,000	129
				951	$123,000

HOME PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

3                      ACQUISITIONS (continued)

Property Acquisitions (continued)

During 2014, the Company acquired the communities listed below (the “2014 Acquisition Communities”):

						Cost of
		Date	Year	Number	Cost of	Acquisition
Apartment Community	Region	Acquired	Constructed	of Units	Acquisition	Per Unit
The Preserve at Milltown	Philadelphia	6/19/2014	1975	376	$45,000	$120
Willowbrook	Philadelphia	7/30/2014	1972	248	30,500	123
The Lakes of Schaumburg	Chicago	11/12/2014	1987	428	66,000	154
				1,052	$141,500

All of the 2015 and 2014 Acquisition Communities were recorded at fair value which approximated actual purchase price.  None of the acquisitions were subject to bargain purchase options or resulted in goodwill being recorded.  In connection with these acquisitions, closing costs of $377 were incurred and are included in other expenses for the three months ended March 31, 2015.

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

The following table summarizes the Company’s aggregate purchase price allocation for the 2015 and 2014 Acquisition Communities:

	2015	2014
Land	$18,478	$20,810
Buildings, improvements and equipment	104,084	120,027
Fair market value adjustment for loan and liabilities assumed	40	1,969
Below-market leases	(117)	(161)
In-place lease intangibles	334	471
Customer relationships	221	353
Net assets acquired	$123,040	$143,469

Included in the consolidated statements of operations for the three months ended March 31, 2015 are total revenues of $6,397 and net income attributable to common shareholders of $1,529 since the respective date of acquisition through March 31, 2015 for the 2015 Acquisition Communities and January 1, 2015 through March 31, 2015 for the 2014 Acquisition Communities.  As the 2014 Acquisition Communities were purchased subsequent to March 31, 2014, there is no revenue or net income included in the consolidated statements of operations for these communities.

HOME PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

3                      ACQUISITIONS (continued)

Pro Forma Information

The following unaudited pro forma information was prepared as if the 2015 and 2014 Acquisition Communities were acquired as of January 1 of the preceding year.  The pro forma financial information is based upon the historical consolidated financial statements of the Company and the acquired communities, and is not necessarily indicative of the consolidated results which actually would have occurred if the transactions had been consummated at January 1 of the preceding year, nor does it purport to represent the results of operations for future periods.  Adjustments to the pro forma financial information are based on assumptions and estimates considered appropriate by management and consist principally of providing net operating activity and recording interest, depreciation and amortization.  Acquisition related costs in the amount of $377 were excluded from the 2015 pro forma net income attributable to common stockholders.  An adjustment was made to include these costs in the 2014 pro forma net income attributable to common stockholders.

	Three Months Ended March 31,
	2015	2014
Pro forma total revenues	$177,257	$171,935
Pro forma net income attributable to common stockholders	57,810	46,487
Pro forma earnings per common share:
Basic	$1.00	$0.81
Diluted	0.99	0.81

4                      DEVELOPMENT

Land Held for Sale

During the second quarter of 2014, the Board of Directors of the Company approved a strategic decision to discontinue the Company’s new development business.  Since that time, development activities have been limited to the completion of the development of the two new apartment communities that were already under construction:  Eleven55 Ripley in Silver Spring, MD and The Courts at Spring Mill Station in Conshohocken, PA.  Land parcels that will not be developed are being marketed for sale and have been reclassified as land held for sale.  As of March 31, 2015, the Company has $36,746 recorded as land held for sale.

On March 31, 2015, the Company sold a parcel of vacant land located in Linthicum, Maryland for $13,360.  A gain of $70 was recorded in the first quarter 2015 related to this sale.

HOME PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

4                      DEVELOPMENT (continued)

Severance Costs

The Company incurred severance charges to date of $1,617 in connection with the strategic decision to discontinue the new development business which led to the elimination of development positions.  Severance costs include severance, a stay bonus and unamortized equity compensation.  Employees were required to fulfill specific service requirements in order to earn the severance compensation.  Severance expense was recorded ratably over the requisite service period during the third and fourth quarters of 2014 and the first quarter of 2015. During the three months ended March 31, 2015, the Company recognized severance costs in the amount of $177 which is included in impairment and other charges.

Redevelopment

The Company has one project under redevelopment which is nearing completion.  Arbor Park, located in Alexandria, Virginia, has 851 garden apartments in fifty-two buildings originally built in 1967.  The project, which began in 2011, involves extensively renovating all of the units over several years on a building by building basis.  As of March 31, 2015, there were five buildings with 72 units under renovation and forty-seven buildings with 779 units completed and 659 of those units occupied.  As of March 31, 2015, the Company has incurred costs of $32,493 for the renovation which is included in buildings, improvements and equipment.  The entire project is expected to be completed in 2015.

Development of New Apartment Communities

During the fourth quarter of 2011, the Company started construction on Eleven55 Ripley, located in Silver Spring, Maryland, consisting of two buildings, a 21 story high-rise and a 5 story mid-rise, for a total of 379 apartment units.  Initial occupancy occurred in the fourth quarter of 2013.  As of March 31, 2015, construction was substantially complete with 311 apartment units occupied and $97,091 placed into service and included in buildings, improvements and equipment.  Construction is expected to be completed in the second quarter of 2015.  The construction in progress for this development was $16,629 as of March 31, 2015.

During the second quarter of 2012, the Company started construction on The Courts at Spring Mill Station, located in Conshohocken, Pennsylvania, a suburb of Philadelphia. The combination donut/podium style project, consisting of two buildings, will have a total of 385 apartment units.  Initial occupancy occurred in the fourth quarter of 2014.  As of March 31, 2015, 68 apartment units were occupied and $13,352 was placed into service and included in buildings, improvements and equipment. Construction is expected to be completed in the second quarter of 2015.  The construction in progress for this development was $66,982 as of March 31, 2015.

HOME PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

5                 DEBT

Mortgage Notes Payable

The Company’s mortgage notes payable are summarized as follows:

	March 31, 2015	December 31, 2014
Fixed rate mortgage notes payable	$1,573,332	$1,613,465
Variable rate mortgage notes payable	23,549	23,710
Mortgage notes payable	$1,596,881	$1,637,175

During the three months ended March 31, 2015, the Company repaid $32,730 of maturing mortgage loans and made scheduled payments of $7,590.  The two maturing loans repaid had been accounted for at fair value on the date the mortgage loans were assumed by the Company in connection with an acquisition of a community.  Upon retirement, an adjustment was recorded to increase interest expense in the amount of $26 to write-off the difference between the carrying value and the contractual balance of the loans.

The mortgage notes payable outstanding as of March 31, 2015 mature at various dates from 2015 through 2021, with a weighted average remaining term of approximately three and one-third years.  The weighted average interest rate of the Company’s fixed rate notes was 5.18% and 5.20% at March 31, 2015 and December 31, 2014, respectively.  The weighted average interest rate of the Company’s variable rate notes was 2.92% and 2.90% at March 31, 2015 and December 31, 2014, respectively.

Unsecured Term Loans

In December 2011, the Company entered into a five-year unsecured term loan for $250,000 with M&T Bank as lead bank, and ten other participating lenders.  On August 19, 2013, the Company amended the loan agreement to extend the maturity date to August 18, 2018.  No other changes were made to the terms of the unsecured term loan.  The loan bears monthly interest at a variable rate based on LIBOR, plus a spread of 1.00% to 2.00% based on the Company’s leverage ratio.

On July 19, 2012, the Company entered into two interest rate swap agreements that effectively convert the variable LIBOR portion of this loan to a fixed rate of 0.685% through December 7, 2016.  On November 4, 2013, the Company entered into three additional interest rate swap agreements that effectively convert the variable LIBOR portion of this loan to a fixed rate of 2.604% for the period of December 8, 2016 through August 18, 2018.  The interest rate swap agreements are more fully described in Note 7.  As of March 31, 2015, based on the Company’s leverage ratio, the spread was 1.00%, and the one-month LIBOR was swapped at 0.685%; resulting in an effective rate of 1.685% for the Company.

On November 19, 2014, the Company entered into an unsecured loan agreement with M&T Bank with a May 18, 2015 maturity date.  The note has a maximum principal amount of $100,000, with monthly interest at a variable rate based on LIBOR, plus a spread of 1.00% to 2.00% based on the Company’s leverage ratio.  On November 19, 2014, the Company borrowed $100,000.  Proceeds from this term loan were utilized to pay down the line of credit.

The unsecured term loans have covenants that align with the unsecured line of credit facility described below.  The Company was in compliance with these financial covenants for all periods presented.

HOME PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

5                 DEBT (continued)

Unsecured Senior Notes

In December 2011, the Company issued $150,000 of unsecured senior notes.  The notes were offered in a private placement in two series: Series A: $90,000 with a seven-year term due December 19, 2018 at a fixed interest rate of 4.46% (“Series A”); and, Series B: $60,000 with a ten-year term due December 19, 2021 at a fixed interest rate of 5.00% (“Series B”).

On June 27, 2012, the Company issued another private placement note in the amount of $50,000 with a seven-year term, a fixed rate of 4.16% and a June 27, 2019 maturity date.  The proceeds from this note were used to partially fund the purchase of a 1,350 unit apartment community on June 28, 2012.

The unsecured senior notes are subject to various covenants and maintenance of certain financial ratios.  Although the covenants of the notes do not duplicate all the covenants of the unsecured line of credit facility, any covenants applicable to both the notes and the line are identical. The Company was in compliance with these financial covenants for all periods presented.

Unsecured Line of Credit

On August 19, 2013, the Company entered into a First Amendment to the Amended and Restated Credit Agreement (the “Credit Agreement”), which provides for a $450,000 revolving credit facility with an initial maturity date of August 18, 2017 and a one-year extension at the Company’s option.  The Credit Agreement amended the Company’s prior $275,000 facility, which was scheduled to expire on December 8, 2015, not including a one-year extension at the Company’s option.  The Credit Agreement is with M&T Bank and U.S. Bank National Association as joint lead arrangers, M&T Bank as administrative agent and nine other commercial banks as participants.  Borrowings under the line of credit bear interest at a variable rate based on LIBOR, plus a spread of 1.00% to 2.00% based on the Company’s leverage ratio.  As of March 31, 2015, based on the Company’s leverage ratio, the spread was 1.00%, and the one-month LIBOR was 0.19%; resulting in an effective rate of 1.19% for the Company.  The Company had $291,500 outstanding under the credit facility as of March 31, 2015.

The Credit Agreement requires the Company to maintain certain financial ratios and measurements including a limitation on outstanding indebtedness and a minimum interest coverage ratio.  The Company was in compliance with these financial covenants for all periods presented.

The Credit Agreement also provides the ability to issue up to $20,000 in letters of credit.  While the issuance of letters of credit does not increase borrowings outstanding under the line of credit, it does reduce the amount available.  At March 31, 2015, the Company had outstanding letters of credit of $3,675 and the amount available on the credit facility was $154,825.

HOME PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

6                 FAIR VALUE OF FINANCIAL INSTRUMENTS AND REAL ESTATE ASSETS

Financial Instruments Carried at Fair Value

The fair value of interest rate swaps, which are more fully described in Note 7, are determined using the market standard of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts).  The variable cash payments (or receipts) are based on an expectation of future interest rate forward curves derived from observable market interest rate curves (level 2 inputs, as defined by the authoritative guidance).  The Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements.  The Company has determined that the significant inputs used in this model are observable in active markets, therefore considers the interest rate swap asset valuation of $294 at December 31, 2014 and the interest rate swap liability valuation of $8,248 and $2,339 at March 31, 2015 and December 31, 2014, respectively, as level 2 classifications within the fair value hierarchy.

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

The Company determined the fair value of its mortgage notes payable, unsecured term loans, unsecured senior notes and unsecured line of credit facility using a discounted future cash flow technique that incorporates observable market-based inputs, including a market interest yield curve with adjustments for duration, loan to value (level 2 inputs), and risk profile (level 3 inputs).  In determining the market interest yield curve, the Company considered its investment grade credit ratings (level 2 inputs).  The Company has determined that the significant inputs used in this model are observable in active markets, therefore considers the valuation classified as level 2 of the fair value hierarchy.  At March 31, 2015 and December 31, 2014, the fair value of the Company’s total debt, consisting of the mortgage notes, the unsecured term loans, unsecured senior notes and unsecured line of credit, amounted to a liability of $2,542,588 and $2,552,416, respectively, compared to its carrying amount of $2,438,381 and $2,456,175, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

7                 DERIVATIVE AND HEDGING ACTIVITIES (continued)

Cash Flow Hedges of Interest Rate Risk

On July 19, 2012, the Company entered into two interest rate swap agreements that effectively convert the one-month LIBOR portion of a $250,000 five-year variable rate unsecured term loan, originally due on December 8, 2016, from a variable rate of one-month LIBOR plus a spread of 1.00% to 2.00% based on the Company’s leverage ratio to a fixed rate of 0.685% plus the applicable spread.  As further described in Note 5, the $250,000 unsecured term loan was amended to extend the maturity date to August 18, 2018.  On November 4, 2013, the Company entered into three additional interest rate swap agreements for the period of December 8, 2016 through August 18, 2018 to succeed the original two swaps.  These three forward swaps effectively convert the variable rate of one-month LIBOR plus a spread of 1.00% to 2.00% based on the Company’s leverage ratio to a fixed rate of 2.604% plus the applicable spread.

On January 6, 2015, the Company entered into two interest rate swaps with a total notional value of $280,000 to hedge the risk of changes in the interest-related cash flows associated with a forecasted issuance of long-term debt.  The Company is hedging its exposure to the variability in future cash flows for forecasted transactions over a maximum period of 10 years.

As of March 31, 2015, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Interest Rate Derivative	Notional Amount	Fixed Interest Rate	Variable Interest Rate	Effective Date	Maturity Date
Interest rate swap	$150,000	0.6800%	One-month LIBOR	August 13, 2012	December 8, 2016
Interest rate swap	100,000	0.6925%	One-month LIBOR	August 13, 2012	December 8, 2016
Interest rate swap	100,000	2.6010%	One-month LIBOR	December 8, 2016	August 18, 2018
Interest rate swap	75,000	2.6010%	One-month LIBOR	December 8, 2016	August 18, 2018
Interest rate swap	75,000	2.6125%	One-month LIBOR	December 8, 2016	August 18, 2018

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the balance sheets as of March 31, 2015 and December 31, 2014:

Fair Value of Derivative Instruments
	Asset Derivatives			Liability Derivatives
	Balance	Fair Value at		Balance	Fair Value at
	Sheet Location	3/31/2015	12/31/2014	Sheet Location	3/31/2015	12/31/2014
Interest Rate Swap	Other Assets	$-	$294	Other Liabilities	$8,248	$2,339

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in accumulated other comprehensive income and are subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.  During the three months ended March 31, 2015, such derivatives were used to hedge the variable cash flows associated with existing variable-rate and forecasted issuances of fixed-rate debt.  The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings.  During the three months ended March 31, 2015 and 2014, the Company did not record any hedge ineffectiveness.

HOME PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

7                 DERIVATIVE AND HEDGING ACTIVITIES (continued)

Cash Flow Hedges of Interest Rate Risk (continued)

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt.  The Company estimates that an additional $1,151 will be reclassified from accumulated other comprehensive income as an increase to interest expense over the next twelve months.

The table below details the location in the financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges for the three months ended March 31, 2015 and 2014, respectively:

	Three Months Ended March 31,

	2015	2014
Amount of gain (loss) recognized in accumulated other comprehensive income on interest rate derivatives (effective portion)	$(6,513)	$(1,206)

Amount of gain (loss) reclassified from accumulated other comprehensive income into income as interest expense (effective portion)	$(311)	$(311)

Amount of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	$-	$-

Disclosure of Offsetting Derivatives

As of March 31, 2015 and December 31, 2014, the gross amount of derivative assets classified on the balance sheet in other assets was $0 and $294, respectively.  As of March 31, 2015 and December 31, 2014, the gross amount of derivative liabilities classified on the balance sheet in accrued expenses and other liabilities was $8,248 and $2,339, respectively.  The Company does not have any derivative instruments offset on the balance sheet or subject to master netting arrangements or similar agreements.

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

As of March 31, 2015, the Company has not posted any collateral related to these agreements and was not in breach of any agreement provisions. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at their aggregate termination value of $8,248 at March 31, 2015.

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

At-The-Market Equity Offering Program

On May 14, 2012, the Company initiated an At-The-Market (“ATM”) equity offering program through which it is authorized to sell up to 4,400,000 shares of common stock from time to time in ATM offerings or negotiated transactions.  From inception through June 30, 2013, the Company issued 2,430,233 shares of common stock at an average price of $62.81 per share, for aggregate gross proceeds of $152,636 and aggregate net proceeds of $149,418 after deducting commissions and other transaction costs of $3,218.  No shares of common stock have been issued under the ATM equity offering program since the second quarter of 2013.  As of March 31, 2015, 1,969,767 shares remain available under this ATM program.

The Company used the net proceeds from the ATM offerings primarily for general corporate purposes including acquisitions, development and redevelopment of apartment communities.

Dividends and Distributions

On February 27, 2015, the Company paid a dividend in the amount of $0.76 per share of common stock to stockholders of record and a distribution of $0.76 per UPREIT Unit to unitholders of record as of the close of business on February 17, 2015.

Total Shares and Units Outstanding

At March 31, 2015, 57,900,935 common shares, and 10,017,124 UPREIT Units were outstanding for a total of 67,918,059 common share equivalents.

Stock-based Compensation

On April 29, 2014, the stockholders of the Company approved an amendment to the Company’s 2011 Stock Benefit Plan (the “2011 Plan”) to increase the maximum number of shares of Common Stock which may be subject to awards issued under the 2011 Plan by 4,000,000 shares; and to provide that each full value award granted after April 29, 2014 will count as 5.45 shares available for issuance under the 2011 Plan.  As of March 31, 2015 there were 3,629,118 shares available for future grant of awards.

The Company’s Board of Directors has approved a performance-based equity program for administering awards under the Company’s 2011 Plan for the executive officers (the “2011 Executive Performance-Based Equity Program”).  It is a subplan of the 2011 Plan, approved by the stockholders at their 2011 Annual Meeting.  On February 2, 2015, awards in connection with the 2011 Executive Performance-Based Equity Program, with an estimated fair value of $5,040, were granted to executive officers of the Company.  Awards are in the form of restricted stock units with a service condition and three market conditions.  The measurement period for these awards began on January 1, 2015 and will end on December 31, 2017.  Expense attributed to the awards will be recognized based on the underlying vesting conditions of the awards, which substantially vest during the measurement period, taking into account retirement eligibility.  During the three months ended March 31, 2015, the Company recognized stock-based compensation expense of $2,323 for the February 2, 2015 awards.

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

The reconciliation of basic and diluted earnings per share for the three months ended March 31, 2015 and 2014 is as follows:

	Three Months Ended March 31,
	2015	2014
Numerator:
Income from continuing operations	$67,303	$21,831
Less: Income from continuing operations attributable to noncontrolling interest	(9,945)	(3,309)
Income from continuing operations attributable to common stockholders	$57,358	$18,522

Discontinued operations	$-	$32,140
Less: Discontinued operations attributable to noncontrolling interest	-	(4,871)
Discontinued operations attributable to common stockholders	$-	$27,269

Denominator:
Basic weighted average number of common shares outstanding	57,872,599	57,106,853
Effect of dilutive stock options	441,508	355,002
Effect of restricted shares and restricted stock units	191,637	158,800
Diluted weighted average number of common shares outstanding	58,505,744	57,620,655

Earnings per common share:
Basic earnings per share:
Income from continuing operations	$0.99	$0.32
Discontinued operations	-	0.48
Net income attributable to common stockholders	$0.99	$0.80

Diluted earnings per share:
Income from continuing operations	$0.98	$0.32
Discontinued operations	-	0.47
Net income attributable to common stockholders	$0.98	$0.79

Unexercised stock options to purchase 0 and 418,113 shares of the Company’s common stock for the three months ended March 31, 2015 and March 31, 2014, respectively, were not included in the computations of diluted EPS because the effects would be anti-dilutive.

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

Core properties consist of apartment communities which have been owned more than one full calendar year.  Therefore, the Core properties represent communities owned as of January 1, 2014.  Non-core properties consist of apartment communities acquired, developed or redeveloped during 2014 and 2015, such that comparable operating results are not available.  Disposed properties consist of communities sold since January 1, 2015 that are not classified as discontinued operations.

The Company assesses and measures segment operating results based on a performance measure referred to as net operating income.  Net operating income is defined as total revenues less operating and maintenance expenses.  The accounting policies of the segments are the same as those described in Notes 1, 2 and 3 to the Consolidated Financial Statements contained in the Company’s Form 10-K for the year ended December 31, 2014.

The revenues and net operating income for each of the reportable segments are summarized as follows for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
Revenues:
Core properties	$162,097	$157,972
Non-core properties	11,800	3,678
Disposed properties	2,430	3,507
Reconciling items	317	141
Total revenues	$176,644	$165,298
Net operating income:
Core properties	$100,356	$ 95,435
Non-core properties	6,978	1,970
Disposed properties	1,686	2,181
Reconciling items	317	141
Net operating income, including reconciling items	109,337	99,727
General and administrative expenses	(8,543)	(9,258)
Interest expense	(25,485)	(24,852)
Depreciation and amortization	(47,864)	(43,778)
Other expenses	(377)	(8)
Impairment and other charges	(181)	-
Income from continuing operations, before gain on disposition of real estate	$ 26,887	$ 21,831

HOME PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

9                 SEGMENT REPORTING (continued)

The assets for each of the reportable segments are summarized as follows as of March 31, 2015 and December 31, 2014:

Assets	March 31, 2015	December 31, 2014
Apartment communities
Core properties	$ 3,807,190	$ 3,832,432
Non-core properties	593,730	477,630
Disposed properties	-	83,438
Reconciling items	93,053	95,035
Total assets	$ 4,493,973	$ 4,488,535

10          DISPOSITION OF REAL ESTATE AND DISCONTINUED OPERATIONS

As discussed in Note 2, on January 1, 2015, the Company prospectively adopted ASU 2014-08 which raises the threshold for determining which disposals are required to be presented as discontinued operations.  ASU 2014-08 states that only those disposals of components of an entity that represent a strategic shift that has (or will have) a major effect on an entity’s operations and financial results should be reported as discontinued operations in the financial statements.  The Company believes that routine sales of apartment communities generally will not meet the requirements for reporting within discontinued operations under ASU 2014-08.  Prior to the adoption of ASU 2014-08, the Company reported its property dispositions as discontinued operations as prescribed by the former guidance which, assuming no significant continuing involvement by the former owner after the sale, considered the sale of an apartment community as a discontinued operation.  In addition, apartment communities classified as held for sale were also considered discontinued operations.  The Company generally considered assets to be held for sale when all significant contingencies surrounding the closing had been resolved, which often corresponded with the actual closing date.

Disposition of Real Estate

During the first quarter of 2015, the Company sold two communities in separate transactions (the “2015 Disposed Communities”).  A summary of the 2015 Disposed Communities recorded as continuing operations is as follows:

Apartment Community	Region	Date Sold	Number of Units	Sales Price	Gain on Sale
The New Colonies	Chicago	1/26/2015	672	$49,318	$27,524
The Coves at Chesapeake	Baltimore	3/25/2015	469	76,250	12,822
			1,141	$125,568	$40,346

HOME PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

10          DISPOSITION OF REAL ESTATE AND DISCONTINUED OPERATIONS (continued)

Disposition of Real Estate (continued)

The results of operations for the 2015 Disposed Communities are included in continuing operations in the consolidated statements of operations.  The gain on disposition of the 2015 Disposed Communities is included in gain on disposition of property within income from continuing operations in the consolidated statements of operations.  The following is a summary of the 2015 Disposed Communities for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
Revenues:
Rental income	$2,076	$3,170
Property other income	354	337
Total revenues	2,430	3,507
Expenses:
Operating and maintenance	745	1,327
Depreciation and amortization	421	960
Total expenses	1,166	2,287
Income from continuing operations, before gain on disposition of real estate	$1,264	$1,220

Gain on disposition of property	$40,346	$-

Discontinued Operations

Included in discontinued operations for the three months ended March 31, 2014 are the operating results of three apartment communities sold in separate transactions during the year ended December 31, 2014 (“2014 Disposed Communities”).  For purposes of the discontinued operations presentation, the Company only includes interest expense and losses from early extinguishment of debt associated with specific mortgage indebtedness of the properties that are sold or held for sale.

A summary of the 2014 Disposed Communities recorded as discontinued operations is as follows:

Apartment Community	Region	Date Sold	Number of Units	Sales Price	Gain on Sale
Cider Mill	Washington, D.C.	2/26/2014	864	$110,000	$31,305
Woodleaf	Washington, D.C.	12/19/2014	228	33,500	14,297
The Manor - MD	Washington, D.C.	12/29/2014	435	73,300	36,229
			1,527	$216,800	$81,831

HOME PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

10          DISPOSITION OF REAL ESTATE AND DISCONTINUED OPERATIONS (continued)

Discontinued Operations (continued)

The results of discontinued operations are summarized for the three months ended March 31, 2014 as follows:

Three Months Ended
Revenues:	March 31, 2014
Rental income	$4,533
Property other income	525
Total revenues	5,058
Expenses:
Operating and maintenance	1,779
Interest expense (1)	1,584
Depreciation and amortization	861
Total expenses	4,224

Income (loss) from discontinued operations	834
Gain on disposition of property	31,306
Discontinued operations	$32,140

(1)         Includes debt extinguishment costs of $802 incurred as a result of repaying property specific debt triggered upon sale for the three months ended March 31, 2014.

11   COMMITMENTS AND CONTINGENCIES

Letters of Credit

As of March 31, 2015, the Company had issued $3,675 in letters of credit, which were provided under the Company's $450,000 unsecured Credit Agreement.  The letters of credit were required to be issued under certain construction projects, workers’ compensation and health insurance policies.

Debt Covenants

The unsecured notes payable and unsecured Credit Agreement contain restrictions which, among other things, require maintenance of certain financial ratios.  The Company was in compliance with these financial ratios for all periods presented.

Included in the Company's consolidated balance sheets at March 31, 2015 and December 31, 2014 are assets of its subsidiary Home Properties Fair Oaks, LLC, owner of The Courts at Fair Oaks, Fairfax County, VA, that are pledged as collateral for specific indebtedness and are not available to satisfy any other obligations of the Company.  Also included in the Company's consolidated balance sheet at March 31, 2015 and December 31, 2014 are assets of its subsidiary Home Properties Schaumburg, LLC, owner of The Lakes of Schaumburg, Cook County, IL, that are pledged as collateral for specific indebtedness and are not available to satisfy any other obligations of the Company.

Tax Protection Obligations

In connection with various UPREIT transactions, the Company has agreed to maintain certain levels of nonrecourse debt for a period of 7 to 10 years associated with the contributed properties acquired.  In addition, the Company is restricted in its ability to sell certain contributed properties (3% of the owned portfolio at March 31, 2015) for a contract period of 7 to 10 years except through a tax deferred Internal Revenue Code Section 1031 like-kind exchange.  The remaining terms on the sale restrictions range from 9 months to 2.25 years.

HOME PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

11   COMMITMENTS AND CONTINGENCIES (continued)

Tax Credit Guarantee

For periods before October 13, 2010, the Company, through its general partnership interest in an affordable property limited partnership, had guaranteed certain low income housing tax credits to limited partners in this partnership through 2015 totaling approximately $3,000.  The Company’s general partner interest in this entity was sold on October 13, 2010.  The tax credit guarantee was reduced to a $3,000 secondary guarantee.  As of March 31, 2015, there were no known conditions that would make such payments necessary relating to the tax credit guarantee; therefore, no liability has been recorded in the financial statements.

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

12   SUBSEQUENT EVENTS

On April 28, 2015, the Board of Directors declared a dividend of $0.76 per share on the Company’s common stock and approved a distribution of $0.76 per UPREIT Unit for the quarter ended March 31, 2015.  The dividend and distribution are payable May 22, 2015, to stockholders and unitholders of record on May 12, 2015.

ITEM 2.                        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the accompanying consolidated financial statements and notes thereto.

Forward-Looking Statements

This Form 10-Q contains "forward-looking statements" within the meaning of Section 27A of the Securities Exchange Act of 1933 and Section 21E of the Securities Exchange Act of 1934, both as amended.  Some examples of forward-looking statements include statements related to revenue growth, rental rates, occupancy, expense, NOI and other estimates for future periods, acquisitions (including any related pro forma financial information), future capital expenditures, potential redevelopment opportunities, projected costs and rental rates for development and redevelopment projects, financing sources and availability, and the effects of environmental and other regulations.  Although management believes that the expectations reflected in those forward-looking statements are based upon reasonable assumptions, it can give no assurance that expectations will be achieved.  Factors that may cause actual results to differ include general economic and local real estate conditions, the weather and other conditions that might affect operating expenses, the timely completion of repositioning activities within anticipated budgets, the actual pace of future acquisitions and dispositions, and continued access to capital to fund growth.  For this purpose, any statements contained in this Form 10-Q that are not statements of historical fact should be considered to be forward-looking statements.  Some of the words used to identify forward-looking statements include "believes", "anticipates", "plans", "expects", "seeks", "estimates", "intends", and any other similar expressions.  Readers should exercise caution in interpreting and relying on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond the Company's control and could materially affect the Company's actual results, performance or achievements.

Liquidity and Capital Resources

General

The Company's principal liquidity demands are expected to be distributions to the common stockholders and holders of UPREIT Units, capital improvements and repairs and maintenance for its properties, acquisitions and debt repayments.  The Company may also acquire equity ownership in other public or private companies that own and manage portfolios of apartment communities.

The Company intends to meet its short-term liquidity requirements through cash flows provided by operating activities and its existing unsecured line of credit, described below.  The Company considers its ability to generate cash to be adequate to meet all operating requirements, including availability to pay dividends to its stockholders and make distributions to its unitholders in accordance with the provisions of the Internal Revenue Code, as amended, applicable to REITs.

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

On October 3, 2014, Standard & Poor's Ratings Services assigned a BBB issuer rating to the Company with a rating outlook of stable.  On October 6, 2014, Fitch, Inc. reaffirmed the Company’s corporate credit rating of BBB with a rating outlook of positive.  On December 5, 2014, Moody's Investors Service reaffirmed the Company’s issuer rating of Baa2 with a stable outlook.

Liquidity and Capital Resources (continued)

Cash Flow Summary

The Company’s cash flow activities for the three months ended March 31, 2015 and 2014 are summarized as follows (in millions):

	Three Months Ended
	March 31,
Operating Cash Flow Activities	2015	2014
Net income	$67	$54
Non-cash adjustments to net income	12	19
Changes in operating assets and liabilities	11	5
Cash provided by operating activities	$90	$78

The Company's cash flow from operating activities was $90 million for the three months ended March 31, 2015 compared to $78 million for the same period in 2014.  The increase is primarily attributable to an increase in net operating income from both Core and Non-core Properties as further discussed in Results of Operations.

	Three Months Ended
	March 31,
Investing Cash Flow Activities	2015	2014
Proceeds from sale of properties and land	$136	$106
Purchase of properties, net of deposits returned	(118)	-
Capital improvements to properties, including redevelopment	(23)	(24)
Construction in progress	(7)	(13)
Cash provided by (used in) investing activities	$(12)	$69

Investing activities include the sale and purchase of properties, capital improvements to properties, redevelopment, and construction in progress.  The Company considers the sale of properties as a potential source of capital for funding acquisitions.  Management’s strategy also includes continuous repositioning and performance of selective rehabilitation in markets that are able to support rent increases, with a demand in the market for upgraded apartments.  Changes between periods are primarily due to net acquisition and disposition activity, the rate of capital improvements and construction in progress expenditures for the remaining development projects.

Cash used in investing activities was $12 million through March 31, 2015.  In the first quarter of 2015, the Company raised $123 million in net proceeds from the sale of two properties with 1,141 units.  The Company sold one vacant parcel of land for $13 million.  The Company purchased two properties with 951 units for $118 million, net of a $5 million deposit.  Cash outflows for capital improvements and redevelopment were $21 million and $2 million, respectively.  Cash outflows for additions to construction in progress were $7 million, which were primarily for the completion of Eleven55 Ripley and The Courts at Spring Mill Station.

Cash provided by investing activities was $69 million through March 31, 2014.  In the first quarter of 2014, the Company raised $106 million in net proceeds from the sale of one property with 864 units.  Cash outflows for capital improvements and redevelopment were $23 million and $1 million, respectively.  Cash outflows for additions to construction in progress were $13 million, which were primarily for the development of Eleven55 Ripley and The Courts at Spring Mill Station.

Liquidity and Capital Resources (continued)

Cash Flow Summary (continued)

	Three Months Ended
	March 31,
Financing Cash Flow Activities	2015	2014
Proceeds from equity issuance	$2	$3
Proceeds from (payments on) unsecured debt	23	(14)
Secured debt repayments	(40)	(89)
Dividends and distributions paid	(52)	(49)
Cash used in financing activities	$(67)	$(149)

Financing activities include proceeds from equity issuances, net debt proceeds or payments and dividend and distribution payments.  Equity and debt activities are closely aligned with investing activities discussed above.  The Company has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, which requires the Company to distribute annually at least 90% of its REIT taxable income to its shareholders.

Cash used in financing activities totaled $67 million for the first quarter of 2015, comprised primarily of reducing secured indebtedness.  Proceeds raised through the sale of common stock from stock option exercises of $2 million, combined with net proceeds from the unsecured line of credit of $23 million, were more than offset by scheduled payments on mortgages of $7 million, payoff of mortgages of $33 million and distributions paid to stockholders and UPREIT Unitholders of $52 million.

Cash used in financing activities totaled $149 million for the first quarter of 2014, comprised primarily of reducing secured and unsecured indebtedness.  Proceeds raised through the sale of common stock from stock option exercises of $3 million were more than offset by net payments on the unsecured line of credit of $14 million, scheduled payments on mortgages of $8 million, payoff of mortgages of $81 million and distributions paid to stockholders and UPREIT Unitholders of $49 million.

Unsecured Line of Credit

As of March 31, 2015, the Company had a $450 million unsecured line of credit agreement with M&T Bank and U.S. Bank National Association, as joint lead banks, and nine other participating commercial banks, with an initial maturity date of August 18, 2017 and a one-year extension, at the Company’s option.  The Company had $291.5 million outstanding under the credit facility on March 31, 2015.  The line of credit agreement provides the ability to issue up to $20 million in letters of credit.  While the issuance of letters of credit does not increase the borrowings outstanding under the line of credit, it does reduce the amount available.  At March 31, 2015, the Company had outstanding letters of credit of $3.7 million resulting in the amount available on the credit facility of $154.8 million.  Borrowings under the line of credit bear interest at a variable rate based on LIBOR, plus a spread of 1.00% to 2.00% based on the Company’s leverage ratio.  As of March 31, 2015, based on the Company’s leverage ratio, the LIBOR margin was 1.00%, and the one-month LIBOR was 0.19%; resulting in an effective rate of 1.19% for the Company.

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

Liquidity and Capital Resources (continued)

Unsecured Term Loans

On December 9, 2011, the Company entered into a $250 million five-year unsecured term loan with M&T Bank as lead bank, and ten other participating lenders, which was set to mature on December 8, 2016.  The term loan generated net proceeds of $248 million, after fees and closing costs, which were used to pay off an unsecured term loan, purchase an unencumbered property and acquire land for future development.  On August 19, 2013, the Company amended the term loan agreement to extend the maturity date to August 18, 2018.  No other changes were made to the terms of the unsecured term loan.  The loan bears monthly interest at a variable rate based on LIBOR, plus a spread of 1.00% to 2.00% based on the Company’s leverage ratio.  On July 19, 2012, the Company entered into two interest rate swap agreements with major financial institutions that effectively convert the variable LIBOR portion of this loan to a fixed rate of 0.685% through December 7, 2016.  On November 4, 2013, the Company entered into three additional interest rate swap agreements that effectively convert the variable LIBOR portion of this loan to a fixed rate of 2.604% for the period of December 8, 2016 through August 18, 2018.  As of March 31, 2015, based on the Company’s leverage ratio, the spread was 1.00%, and the swapped one-month LIBOR was 0.685%; resulting in an effective rate of 1.685% for the Company.  The loan has covenants that align with the unsecured line of credit facility.

On November 19, 2014, the Company entered into an unsecured loan agreement with M&T Bank and borrowed $100 million with a May 18, 2015 maturity date.  The note has a maximum principal amount of $100 million with monthly interest at a variable rate based on LIBOR, plus a spread of 1.00% to 2.00% based on the Company’s leverage ratio.  Proceeds from this term loan were utilized to pay down the line of credit.  The loan has covenants that align with the unsecured line of credit facility.

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

Indebtedness

As of March 31, 2015, the weighted average interest rate on the Company's total indebtedness of $2.4 billion was 4.11% with staggered maturities averaging approximately 3.2 years.  Approximately 83% of total indebtedness is at fixed rates.  This limits the exposure to changes in interest rates, minimizing the effect of interest rate fluctuations on the Company's results of operations and cash flows.

Liquidity and Capital Resources (continued)

Unencumbered Assets

The value of the unencumbered asset pool was 54% as of March 31, 2015 compared to 53% at the end of 2014 as calculated pursuant to the covenants of the line of credit agreement.  Higher levels of unsecured assets add borrowing flexibility because more capacity is available for unsecured debt under the terms of the Company's unsecured line of credit agreement, and/or for the issuance of additional unsecured senior notes.  It also permits the Company to place secured financing on unencumbered assets if desired.

UPREIT Units

The Company believes that the issuance of UPREIT Units for property acquisitions will continue to be a potential source of capital for the Company.  During 2014 and through March 31, 2015, there were no UPREIT Units issued for property acquisitions.

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

At-the-Market Equity Offering Programs

The Company has an "At-the-Market" ("ATM") equity offering program through which it is authorized to sell shares of common stock from time to time in ATM offerings or negotiated transactions.  The Company did not issue any shares of common stock under the current ATM program during 2014 and through March 31, 2015.  As of March 31, 2015, approximately 2.0 million shares remain available to be issued under the current ATM program.

Stock Repurchase Program

In 1997, the Board approved a stock repurchase program under which the Company may repurchase shares of its common stock or UPREIT Units ("Company Program").  The shares and units may be repurchased through open market or privately negotiated transactions at the discretion of Company management.  The Board's action did not establish a target stock price or a specific timetable for repurchases.  There were no repurchases under the Company Program during 2014 and through March 31, 2015.  The remaining authorization level as of March 31, 2015 is 2.3 million shares.  The Company will continue to monitor stock prices relative to management’s internal assessment of net asset value (NAV) to determine the current best use of capital among our major uses of capital: stock buybacks, debt paydown to increase the unencumbered pool, acquisitions and rehabilitation or redevelopment of owned properties.

Dispositions

On January 26, 2015, the Company sold The New Colonies, an apartment community with a total of 672 units, for $49.3 million.  The community was located in Steger, Illinois.  A gain on sale of $27.5 million was recorded in the first quarter of 2015 related to this sale.

On March 25, 2015, the Company sold The Coves at Chesapeake, an apartment community with a total of 469 units, for $76.3 million.  The community was located in Glen Burnie, Maryland.  A gain on sale of $12.8 million was recorded in the first quarter of 2015 related to this sale.

Property Development

Discontinuance of New Development

During the second quarter of 2014, the Company made a strategic decision to discontinue the Company’s business of developing new apartment communities.  The two projects that were already under construction are being completed:  Eleven55 Ripley in Silver Spring, MD and The Courts at Spring Mill Station in Conshohocken, PA.  No additional new apartment communities will be started.  Land parcels that will not be developed by the Company are being marketed for sale.

On March 31, 2015, the Company sold a parcel of vacant land located in Linthicum, Maryland for $13.4 million.  A gain of $0.1 million was recorded in the first quarter 2015 related to this sale.

The Company incurred severance charges to date of $1.6 million in connection with the strategic decision to discontinue the new development business which led to elimination of development positions.  Severance costs include severance, a stay bonus and unamortized equity compensation.  Employees were required to fulfill specific service requirements in order to earn the severance compensation.  Severance expense earned was recorded ratably over the requisite service period during the third and fourth quarters of 2014 and the first quarter of 2015.  During the three month period ended March 31, 2015, the Company recognized severance costs in the amount of $0.2 million, which are included in impairment and other charges.

Current Construction Projects

Eleven55 Ripley, a 379 unit high rise development consisting of two buildings, a 21 story high-rise and a 5 story mid-rise, is located in Silver Spring, Maryland.  Construction commenced in the fourth quarter of 2011.  As of March 31, 2015, construction was substantially complete with 311 of 379 units occupied.  The construction in progress for this development was $16.6 million as of March 31, 2015 and the total estimated cost is $114 million.

The Courts at Spring Mill Station, a 385 unit development consisting of two buildings, being built in a combination donut/podium style, is located in Conshohocken, Pennsylvania.  Construction commenced in the second quarter of 2012, and is expected to continue through the second quarter of 2015 with initial occupancy in the fourth quarter of 2014.  The construction in progress for this development was $67.0 million as of March 31, 2015 and the total estimated cost is $89 million.

Property Development (continued)

Redevelopment

The Company has one project under redevelopment.  Arbor Park, located in Alexandria, Virginia, has 851 garden apartments in fifty-two buildings built in 1967.  The Company plans to extensively renovate all of the units over several years on a building by building basis.  As of March 31, 2015, there were five buildings with 72 units under renovation and forty-seven buildings with 779 units completed and 659 of those units occupied, with rents in the renovated units averaging $1,688 compared to $1,369 for the existing non-renovated units.  As of March 31, 2015, the Company has incurred costs of $32.5 million for the renovation, which is included in buildings, improvements and equipment.  The entire project is expected to be completed in 2015 for a total estimated cost of $33 million.

Contractual Obligations and Other Commitments

The primary obligations of the Company relate to its borrowings under the unsecured line of credit, unsecured notes and mortgage notes.  The Company’s line of credit matures in August 2017 (not including a one-year extension at the option of the Company), and had $291.5 million in loans and letters of credit totaling $3.7 million outstanding at March 31, 2015.  The $550 million in unsecured notes have maturities ranging from approximately 1.5 months to 6.75 years.  The $1.6 billion in mortgage notes have varying maturities ranging from 3 months to 6.5 years.  The weighted average interest rate of the Company’s secured debt was 5.15% at March 31, 2015.  The weighted average interest rate on the Company’s total indebtedness of $2.4 billion at March 31, 2015 was 4.11%.

The Company leases its corporate and regional office space from non-affiliated third parties.  The rent for the corporate office space is a gross rent that includes real estate taxes and common area maintenance.  The regional office leases are net leases that require an annual base rent plus a pro-rata portion of real estate taxes.

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

The Company estimates, that on an annual basis, $900 per apartment unit is spent on recurring capital expenditures.  During the three months ended March 31, 2015 and 2014, approximately $225 per apartment unit was estimated to be spent on recurring capital expenditures.

Capital Improvements (continued)

The table below summarizes the actual total capital improvements incurred by major categories for the three months ended March 31, 2015 and 2014 and an estimate of the breakdown of total capital improvements by major categories between recurring, and non-recurring revenue generating, capital improvements for the three months ended March 31, 2015 as follows:

	For the three months ended March 31,
	2015						2014
			Non-		Total		Total
	Recurring	Per	Recurring	Per	Capital	Per	Capital	Per
	Cap Ex	Unit(a)	Cap Ex	Unit(a)	Improvements	Unit(a)	Improvements	Unit(a)
New buildings	$-	$-	$221	$5	$221	$5	$159	$4
Major building improvements	1,329	33	983	24	2,312	57	3,214	83
Roof replacements	345	9	-	-	345	9	368	10
Site improvements	679	17	-	-	679	17	466	12
Apartment upgrades	1,877	46	5,289	130	7,166	176	7,761	202
Appliances	1,324	33	-	-	1,324	33	1,367	35
Carpeting, flooring	2,423	60	-	-	2,423	60	2,582	67
HVAC, mechanicals	899	22	2,031	50	2,930	72	3,475	90
Miscellaneous	212	5	637	16	849	21	771	20

Total	$9,088	$225	$9,161	$225	$18,249	$450	$20,163	$523

(a)      Calculated using the weighted average number of units owned, including 38,569 core units, 2014 acquisition units of 1,052, and 2015 acquisition units of 773 for the three months ended March 31, 2015.

The schedule below summarizes the breakdown of total capital improvements between core and non-core as follows:

	For the three months ended March 31,
	2015						2014
			Non-		Total		Total
	Recurring	Per	Recurring	Per	Capital	Per	Capital	Per
	Cap Ex	Unit(a)	Cap Ex	Unit(a)	Improvements	Unit(a)	Improvements	Unit(a)
Core Communities	$8,677	$225	$8,646	$224	$17,323	$449	$20,163	$523
2015 Acquisition Communities	174	225	70	91	244	316	-	-
2014 Acquisition Communities	237	225	445	423	682	648	-	-
Sub-total	9,088	225	9,161	225	18,249	450	20,163	523
2015 Disposed Communities	104	165	-	-	104	165	321	281
2014 Disposed Communities	-	-	-	-	-	-	121	100
Corporate office expenditures(b)	-	-	-	-	470	-	363	-

Total	$9,192	$224	$9,161	$225	$18,823	$449	$20,968	$504

(a)      Calculated using the weighted average number of units owned, including 38,569 core units, 2014 acquisition units of 1,052, and 2015 acquisition units of 773 for the three months ended March 31, 2015; and 38,569 core units, 2014 disposed units of 1,210, and 2015 disposed units of 1,141 for the three months ended March 31, 2014.

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

Summary of Core Properties

The Company had 113 apartment communities with 38,569 units which were owned during the three months ended March 31, 2015 and 2014 (the “Core Properties”).  The Company has one property with 851 units undergoing significant renovations that began in 2011; accordingly, the operating results for 2015 are not comparable to 2014 due to those units being taken out of service during the redevelopment period (the “Redevelopment Property”).  The Company acquired three apartment communities with 1,052 units and placed into service another 404 units at two development communities during 2014; and acquired two apartment communities with 951 units during 2015 (the “Acquisition Communities”).  The Company also disposed of two apartment communities with 1,141 units during 2015 (the “Disposition Communities”).  The inclusion of these acquired, developed and disposed communities generally accounted for the significant changes in operating results for the three months ended March 31, 2015 as compared to the operating results for the three months ended March 31, 2014.

A summary of the net operating income for the Core Properties is as follows:

	Three Months Ended March 31,
	2015	2014	$ Change	% Change
Rent	$147,776	$143,262	$4,514	3.2%
Utility recovery revenue	7,539	7,978	(439)	(5.5%	)
Rent including recoveries	155,315	151,240	4,075	2.7%
Property other income	6,782	6,732	50	0.7%
Total revenue	162,097	157,972	4,125	2.6%
Operating and maintenance	(61,741)	(62,537)	796	1.3%
Net operating income	$100,356	$95,435	$4,921	5.2%

A summary of the net operating income for the Company as a whole is as follows:

	Three Months Ended March 31,
	2015	2014	$ Change	% Change

Rent	$160,880	$149,836	$11,044	7.4%
Utility recovery revenue	7,909	8,300	(391)	(4.7%	)
Rent including recoveries	168,789	158,136	10,653	6.7%
Property other income	7,538	7,021	517	7.4%
Total revenue	176,327	165,157	11,170	6.8%
Operating and maintenance	(67,307)	(65,571)	(1,736)	(2.6%	)
Net operating income	$109,020	$99,586	$9,434	9.5%

Results of Operations (continued)

Comparison of three months ended March 31, 2015 to the same period in 2014

Of the $11,044 increase in rental income, $7,624 is attributable to the Acquisition Communities and Redevelopment Property offset by a decrease of $1,094 attributable to the Disposition Communities.  The balance, an increase of $4,514, relates to a 3.2% increase from the Core Properties as the result of an increase of 3.0% in weighted average rental rates to $1,357 from $1,318 per apartment unit, and by a 0.1% increase in economic occupancy to 94.1% from 94.0%.  Economic occupancy is defined as total possible rental income, net of vacancy and bad debt expense, as a percentage of total possible rental income.  Total possible rental income is determined by valuing occupied units at contract rents and vacant units at market rents.  Of the $391 decrease in utility recovery revenue, $439 is attributable to the Core Properties and $86 is attributable to the Disposed Communities partially offset by an increase of $134 attributable to the Acquisition Communities and Redevelopment Property.  The lower Core Properties utility recovery is a direct result of lower energy consumption in the 2015 period compared to much higher consumption during the extreme cold weather experienced in the 2014 period.

Property other income, which consists primarily of income from operation of laundry facilities, late charges, administrative fees, garage and carport rentals, revenue from corporate apartments, cable revenue, pet charges, and miscellaneous charges to residents, increased by $517.  Of the increase, $50 is attributable to the Core Properties, $364 is attributable to the Acquisition Communities and Redevelopment Property, and $103 is attributable to the Disposed Communities.  The increase in Core Properties is primarily from increases in pet charges, application fees, damages, and miscellaneous charges, partially offset by decreases in cable revenue, late charges and other income.

Of the $1,736 increase in operating and maintenance expenses, $3,114 is attributable to the Acquisition Communities and Redevelopment Property, partially offset by decreases of $582 attributable to the Disposed Communities and $796 for the Core Properties.  The decrease in Core Properties is primarily due to decreases in natural gas heating costs, repairs & maintenance expense, personnel costs and property insurance; partially offset by an increase in real estate taxes.

Natural gas heating costs were down $627, or 9.3%, from a year ago due to lower commodity rates and a significant decrease in consumption due to the normal winter of 2015 compared to the extreme cold winter of 2014.  For the first quarter of 2015, our natural gas weighted average cost, including transportation of $3.00 per decatherm, was $7.34 per decatherm, compared to $7.70 per decatherm for the 2014 period, a 4.7% decrease.

Repairs & maintenance expense decreased $131, or 2.1%, primarily due to lower turnover costs and weather related expenses as a result of a normal winter in the 2015 period compared to the harsh winter of 2014.

Personnel costs decreased $156, or 1.1%, primarily due to a $1,027 decrease in workers compensation and health insurance reserves in the 2015 period, compared to a reserve decrease of $401 in the 2014 period.  Without the impact of the reserve adjustments, personnel costs increased $470, or 3.3%.

Property insurance decreased $499, or 15.8%, due primarily due to $1,259 in self-insured property losses in 2015 compared to $1,800 in 2014 which experienced $814 in losses due to pipe breaks caused by the extreme cold weather in all of our regions.

Real estate taxes increased $340, or 2.1%, primarily due to annual tax assessment increases of $715 partially offset by $371 savings from successful tax assessment challenges. The Company continues to challenge tax assessments on existing properties where appropriate.

Property management general & administrative costs decreased $81, or 1.9%.  Despite increases in the number of apartment communities and units, the Company has been able to offset costs of growth due to its scalable operating platform, including efficiencies enabled by key application software investments.

Results of Operations (continued)

Comparison of three months ended March 31, 2015 to the same period in 2014 (continued)

General and administrative expenses decreased $715, or 7.7%.  General and administrative expenses as a percentage of total revenues were 4.8% for 2015 as compared to 5.4% for 2014.  Stock-based compensation costs were $1,962 lower than the same period of 2014 due primarily to a change in vesting and the related expensing of restricted stock units for executives at or near official retirement age.  This change no longer requires these grants to be expensed immediately which resulted in $1,682 lower expense.  This decrease was partially offset by an increase in corporate bonus expense of $720 primarily due to the 2014 period having a lower performance from record winter weather.  All other general and administrative costs were up $527 which included $407 in non-recurring expenses for credit agency, recruitment and consulting.

Interest expense increased by $633, or 2.5%, in 2015 primarily due to higher line of credit borrowings in 2015, partially offset by a lower weighted average interest rate which decreased to 4.11% at March 31, 2015 as compared to 4.45% at March 31, 2014.  Refer to the information under the heading “Liquidity and Capital Resources” above for specific discussion of debt transactions impacting the average rate and overall interest expense.

Depreciation and amortization expense increased $4,086, or 9.3%, due to the depreciation on the Acquisition Communities and the capital additions to the Core Properties and Redevelopment Property.

Other expenses of $377 in 2015 and $8 in 2014 are property acquisition costs of the Acquisition Communities.

Impairment and other charges of $181 were incurred in the first quarter of 2015 in connection with the 2014 decision to discontinue new property development and represent severance accruals and accelerated recognition of stock-based compensation over the remaining service period of development personnel which were down to one FTE at March 31, 2015.

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

The calculation of FFO, and FFO as adjusted, and reconciliation to GAAP net income attributable to common stockholders for the three months ended March 31, 2015 and 2014 are presented below (in thousands):

	Three Months Ended March 31,
	2015	2014
Net income attributable to common stockholders	$57,358	$45,791
Real property depreciation and amortization	47,272	44,088
Noncontrolling interest	9,945	8,180
Gain on disposition of property	(40,346)	(31,306)
FFO – Basic and Diluted, as defined by NAREIT	74,229	66,753
Loss from early extinguishment of debt in connection with sale of real estate	-	802
FFO – Basic and Diluted, as adjusted by the Company	$74,229	$67,555
Weighted average common shares/units outstanding(1):
Basic	67,940.3	67,336.5
Diluted	68,573.4	67,850.3

(1)   Basic includes common stock outstanding plus UPREIT Units which can be converted into shares of common stock.  Diluted includes additional common stock equivalents.

All REITs may not be using the same definition for FFO.  Accordingly, the above presentation may not be comparable to other similarly titled measures of FFO of other REITs.

Debt Covenants

The unsecured notes payable agreements and Credit Agreement require the Company to maintain certain financial ratios and measurements including a limitation on outstanding indebtedness and a minimum interest coverage ratio. The Company was in compliance with these financial covenants for all periods presented.

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

Dividends and Distributions

On April 28, 2015, the Board of Directors declared a dividend of $0.76 per share on the Company’s common stock and approved a distribution of $0.76 per UPREIT Unit for the quarter ended March 31, 2015.  This is the equivalent of an annual dividend/distribution of $3.04 per share/unit.  The dividend and distribution are payable May 22, 2015, to stockholders and unitholders of record on May 12, 2015.

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

ITEM 3.                        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s primary market risk exposure is interest rate risk.  The Company’s debt is summarized as follows:

	March 31, 2015				December 31, 2014
	Amount (Millions)	Weighted- Average Maturity Years	Weighted- Average Interest Rate	Percent of Total	Amount (Millions)	Weighted- Average Maturity Years	Weighted- Average Interest Rate	Percent of Total
Fixed rate secured debt	$1,573	3.33	5.18%	64.5%	$1,613	3.51	5.20%	65.7%

Variable rate secured debt	24	2.00	2.92%	1.0%	24	2.25	2.90%	1.0%

Fixed rate unsecured debt(a)	450	3.99	2.96%	18.5%	450	4.24	2.96%	18.3%

Variable rate unsecured debt	391	1.81	1.19%	16.0%	369	2.02	1.19%	15.0%

Total	$2,438	3.19	4.11%	100.0%	$2,456	3.41	4.16%	100.0%

(a)              Includes $250 million of variable rate debt where the one-month LIBOR was swapped to a fixed rate of 0.685% at March 31, 2015 and December 31, 2014.

The Company uses a combination of fixed and variable rate secured and unsecured debt.  The Company intends to use cash flows provided by operating activities and its existing line of credit to repay indebtedness and fund capital expenditures.  On occasion, the Company may use its unsecured line of credit in connection with a property acquisition with the intention to refinance at a later date.  The Company believes that increases in interest expense as a result of inflation would not significantly impact the Company’s distributable cash flow.

On July 19, 2012, the Company entered into two interest rate swap agreements that effectively convert the one-month LIBOR portion of a $250 million five-year variable rate unsecured term loan, originally due on December 8, 2016, from a variable rate of one-month LIBOR plus a spread of 1.00% to 2.00% based on the Company’s leverage ratio to a fixed rate of 0.685% plus the applicable spread.  On August 19, 2013, the Company amended the five-year variable rate unsecured term loan agreement to extend the maturity date to August 18, 2018.  On November 4, 2013, the Company entered into three additional interest rate swap agreements that effectively convert the LIBOR portion of this loan to a fixed rate of 2.604% plus the applicable spread for the period December 8, 2016 through August 18, 2018.  The Company is exposed to credit risk in the event of non-performance by the counterparties to the swaps.  The Company minimizes this risk exposure by limiting counterparties to major banks who meet established credit and capital guidelines.

At March 31, 2015 and December 31, 2014, the fair value of the Company’s total debt, including the unsecured notes payable and line of credit, amounted to a liability of $2.54 billion and $2.55 billion, respectively, compared to its carrying amount of $2.44 billion and $2.46 billion, respectively.  The Company estimates that a 100 basis point increase in market interest rates at March 31, 2015 would have changed the fair value of the Company’s total debt to a liability of $2.47 billion and would result in $3.3 million higher interest expense on the variable rate debt on an annualized basis.

The Company intends to continuously monitor and actively manage interest costs on its variable rate debt portfolio and may enter into swap positions based upon market fluctuations.  Accordingly, the cost of obtaining such interest rate protection agreements in relation to the Company’s access to capital markets will continue to be evaluated.  The Company has not, and does not plan to, enter into any derivative financial instruments for trading or speculative purposes.  In addition, the Company believes that it has the ability to obtain funds through additional debt and equity offerings and the issuance of UPREIT Units for property acquisitions.  As of March 31, 2015, the Company had no other material exposure to market risk.

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

The principal executive officer and principal financial officer evaluated, as of March 31, 2015, the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) and have determined that such disclosure controls and procedures are effective.

There have been no changes in the internal controls over financial reporting identified in connection with that evaluation, or that occurred during the first quarter of the year ending December 31, 2015, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Refer to the Risk Factors disclosure in the Company’s Form 10-K for the year ended December 31, 2014.  There have been no material changes in these risk factors during the three months ended March 31, 2015 and through the date of this report.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES; USE OF PROCEEDS FROM REGISTERED SECURITIES

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

The Company has a stock repurchase program, approved by the Board, under which it may repurchase shares of its common stock or UPREIT Units (the "Company Program").  The shares and units may be repurchased through open market or privately negotiated transactions at the discretion of Company management.  The Board's action did not establish a specific target stock price or a specific timetable for share repurchases.  At March 31, 2015, the Company had authorization to repurchase 2,291,160 shares of common stock and UPREIT Units under the Company Program.  During the three months ended March 31, 2015, the Company did not repurchase any shares under the Company Program.  The last year where the Company repurchased any shares under the program was 2008.

Participants in the Company's Stock Benefit Plan can use common stock of the Company that they already own to pay: 1) all or a portion of the exercise price payable to the Company upon the exercise of an option; and 2) the taxes associated with option exercises and the vesting of restricted stock awards.  In such event, the common stock used to pay the exercise price or taxes is returned to authorized but unissued status, and for purposes of the table below is deemed to have been repurchased by the Company, but does not represent repurchases under the Company Program.

The following table summarizes the total number of shares (units) repurchased by the Company during the quarter ended March 31, 2015:

	Total	Average	Maximum shares/units
	shares/units	price per	available under the
Period	Purchased (1)(2)	share/unit	Company Program
Balance, December 31, 2014			2,291,160
January 1 to 31, 2015	15,833	$66.90	2,291,160
February 1 to 28, 2015	6,520	67.79	2,291,160
March 1 to 31, 2015	1,577	67.96	2,291,160
Balance, March 31, 2015	23,930	$67.21	2,291,160

(1)             Shares of common stock in the amount of 814 already owned by option holders were used by those holders to pay the exercise price associated with their option exercise; and 22,565 shares of common stock already owned by restricted stock award holders were used by those holders to pay the taxes associated with their award vesting;

(2)             The Company repurchased 551 shares of common stock through share repurchases by the transfer agent in the open market in connection with the Company’s 401(k) Savings Plan employee deferral and Company matching elections.

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
101

XBRL (eXtensible Business Reporting Language). The following materials from the Home Properties, Inc. Quarterly Report on Form 10-Q for the period ended March 31, 2015, formatted in XBRL: (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of comprehensive income, (iv) consolidated statements of equity, (v) consolidated statements of cash flows and (vi) notes to consolidated financial statements.  As provided in Rule 406T of Regulation S-T, this information is filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOME PROPERTIES, INC.
(Registrant)

Date:	May 1, 2015

By:	/s/ Edward J. Pettinella
Edward J. Pettinella
President and Chief Executive Officer

Date:	May 1, 2015

By:	/s/ David P. Gardner
David P. Gardner
Executive Vice President and
Chief Financial Officer