Form 10-Q
period 2015-06-30
HOME PROPERTIES INC
filed 2015-08-10
CIK 923118

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes    ☐        No    ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding at July 31, 2015
$.01 par value	58,046,282

HOME PROPERTIES, INC.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

HOME PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS

JUNE 30, 2015 AND DECEMBER 31, 2014

(Dollars in thousands, except per share data)

(Unaudited)

	June 30, 2015	December 31, 2014
ASSETS
Real estate:
Land	$803,156	$815,565
Land held for sale	36,804	13,114
Construction in progress	57,620	118,595
Buildings, improvements and equipment	4,924,425	4,817,453
	5,822,005	5,764,727
Less: accumulated depreciation	(1,429,699)	(1,371,227)
Real estate, net	4,392,306	4,393,500
Cash and cash equivalents	7,807	11,131
Cash in escrows	28,245	24,118
Accounts receivable, net	19,144	19,556
Prepaid expenses	11,985	23,484
Deferred charges, net	8,029	9,250
Other assets	9,291	7,496

Total assets	$4,476,807	$4,488,535
LIABILITIES AND EQUITY
Mortgage notes payable	$1,561,337	$1,637,175
Unsecured notes payable	550,000	550,000
Unsecured line of credit	318,500	269,000
Accounts payable	26,215	25,835
Accrued interest payable	8,564	7,732
Accrued expenses and other liabilities	42,501	38,732
Security deposits	19,766	18,631
Total liabilities	2,526,883	2,547,105
Commitments and contingencies
Equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $0.01 par value; 160,000,000 shares authorized; 57,995,346 and 57,703,957 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	580	577
Excess stock, $0.01 par value; 10,000,000 shares authorized; no shares issued or outstanding	-	-
Additional paid-in capital	2,053,468	2,041,394
Distributions in excess of accumulated earnings	(390,695)	(387,004)
Accumulated other comprehensive income	1,035	(1,749)
Total common stockholders’ equity	1,664,388	1,653,218
Noncontrolling interest	285,536	288,212
Total equity	1,949,924	1,941,430
Total liabilities and equity	$4,476,807	$4,488,535

The accompanying notes are an integral part of these consolidated financial statements.

HOME PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenues:
Rental income	$163,112	$152,431	$323,992	$302,266
Property other income	13,542	12,973	28,989	28,294
Other income	230	179	547	321
Total revenues	176,884	165,583	353,528	330,881

Expenses:
Operating and maintenance	61,006	59,468	128,313	125,039
General and administrative	7,399	7,126	15,942	16,384
Interest	25,130	24,717	50,614	49,570
Depreciation and amortization	48,314	44,569	96,179	88,346
Other expenses	3,385	274	3,762	282
Impairment and other charges	(500)	3,842	(319)	3,842
Total expenses	144,734	139,996	294,491	283,463
Income from continuing operations, before gain on disposition of real estate	32,150	25,587	59,037	47,418
Gain on disposition of land	-	-	70	-
Gain on disposition of property	-	-	40,346	-
Income from continuing operations	32,150	25,587	99,453	47,418

Discontinued operations:
Income from discontinued operations	-	876	-	1,710
Gain on disposition of property	-	-	-	31,306
Discontinued operations	-	876	-	33,016

Net income	32,150	26,463	99,453	80,434
Net income attributable to noncontrolling interest	(4,719)	(3,994)	(14,664)	(12,174)

Net income attributable to common stockholders	$27,431	$22,469	$84,789	$68,260

Basic earnings per share:
Income from continuing operations	$0.47	$0.38	$1.46	$0.70
Discontinued operations	-	0.01	-	0.49
Net income attributable to common stockholders	$0.47	$0.39	$1.46	$1.19

Diluted earnings per share:
Income from continuing operations	$0.47	$0.38	$1.45	$0.70
Discontinued operations	-	0.01	-	0.48
Net income attributable to common stockholders	$0.47	$0.39	$1.45	$1.18

Weighted average number of shares outstanding:
Basic	58,048,732	57,247,851	57,960,502	57,162,306
Diluted	58,684,728	57,795,142	58,561,929	57,660,163

The accompanying notes are an integral part of these consolidated financial statements.

HOME PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Net income	$32,150	$26,463	$99,453	$80,434
Other comprehensive income (loss):
Unrealized gain (loss) on interest rate swap agreements	9,459	(2,429)	3,256	(3,324)
Other comprehensive income (loss)	9,459	(2,429)	3,256	(3,324)
Comprehensive income	41,609	24,034	102,709	77,110
Net income attributable to noncontrolling interest	(4,719)	(3,994)	(14,664)	(12,174)
Other comprehensive (income) loss attributable to noncontrolling interest	(1,389)	367	(472)	503
Comprehensive income attributable to common stockholders	$35,501	$20,407	$87,573	$65,439

The accompanying notes are an integral part of these consolidated financial statements.

HOME PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014

(Dollars in thousands)

(Unaudited)

				Distributions	Accumulated
			Additional	in Excess of	Other	Non-
	Common Stock		Paid-In	Accumulated	Comprehensive	controlling
	Shares	Amount	Capital	Earnings	Income (Loss)	Interest	Total
Balance, December 31, 2014	57,703,957	$577	$2,041,394	$(387,004)	$(1,749)	$288,212	$ 1,941,430
Net income	-	-	-	84,789	-	14,664	99,453
Unrealized gain (loss) on interest rate swap agreements	-	-	-	-	2,784	472	3,256
Issuance of common stock, net	236,195	2	8,286	-	-		8,288
Stock-based compensation	5,317	-	4,985	-	-		4,985
Repurchase of common stock	(52,354)	-	(3,742)	-	-		(3,742)
Conversion of UPREIT Units for common stock	102,231	1	2,913	-	-	(2,914)	0
Adjustment of noncontrolling interest	-	-	(368)	-	-	368	0
Dividends and distributions declared	-	-	-	(88,480)	-	(15,266)	(103,746)
Balance, June 30, 2015	57,995,346	$580	$2,053,468	$(390,695)	$1,035	$285,536	$ 1,949,924

Balance, December 31, 2013	56,961,646	$570	$2,007,300	$(380,168)	$1,551	$293,060	$ 1,922,313
Net income	-	-	-	68,260	-	12,174	80,434
Unrealized gain (loss) on interest rate swap agreements	-	-	-	-	(2,821)	(503)	(3,324)
Issuance of common stock, net	329,518	3	11,707	-	-	-	11,710
Stock-based compensation	5,318	-	7,221	-	-	-	7,221
Repurchase of common stock	(52,023)	(1)	(3,177)	-	-	-	(3,178)
Conversion of UPREIT Units for common stock	86,166	1	2,456	-	-	(2,457)	0
Adjustment of noncontrolling interest	-	-	(850)	-	-	850	0
Dividends and distributions declared	-	-	-	(83,692)	-	(14,912)	(98,604)
Balance, June 30, 2014	57,330,625	$573	$2,024,657	$(395,600)	$(1,270)	$288,212	$ 1,916,572

The accompanying notes are an integral part of these consolidated financial statements.

HOME PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014

(Dollars in thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2015	2014
Cash flows from operating activities:
Net income	$99,453	$80,434
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	95,222	91,551
Impairment and other charges	-	3,842
Gain on disposition of land	(70)	-
Gain on disposition of property	(40,346)	(31,306)
Stock-based compensation	4,985	7,221
Changes in assets and liabilities:
Cash in escrows, net	(3,720)	(3,487)
Other assets	12,257	13,091
Accounts payable and accrued liabilities	4,715	(1,350)
Total adjustments	73,043	79,562
Net cash provided by operating activities	172,496	159,996
Cash flows from investing activities:
Return (funding) of deposits for real estate acquisitions	5,000	(200)
Purchase of properties	(123,157)	(45,106)
Capital improvements to properties including redevelopment	(54,948)	(58,038)
Additions to construction in progress	(13,698)	(24,551)
Proceeds from sale of land	12,997	-
Proceeds from sale of properties	123,466	106,273
Proceeds from insurance for property losses	96	88
Withdrawals from (additions to) cash held in escrow, net	91	(90)
Net cash used in investing activities	(50,153)	(21,624)
Cash flows from financing activities:
Proceeds from sale of common stock, net	8,288	11,710
Repurchase of common stock	(3,742)	(3,178)
Scheduled payments of mortgage notes payable	(15,060)	(15,796)
Payoff mortgage notes payable	(60,804)	(122,690)
Proceeds from unsecured line of credit	348,000	299,000
Payments of unsecured line of credit	(298,500)	(209,500)
Payments of deferred loan costs	(290)	-
Dividends and distributions	(103,559)	(98,389)
Net cash used in financing activities	(125,667)	(138,843)
Net decrease in cash and cash equivalents	(3,324)	(471)
Cash and cash equivalents:
Beginning of year	11,131	9,853
End of period	$7,807	$9,382
Supplemental disclosure:
Interest capitalized	$1,863	$4,335
Supplemental disclosure of non-cash investing and financing activities:
Mortgage note (premium) or discount written off	(26)	-
Exchange of UPREIT Units for common shares	2,914	2,457
Transfers of construction in progress to land, buildings, improvements and equipment	72,611	60,781
Transfers of construction in progress to land held for sale	-	15,300
Transfers of land to land held for sale	36,517	-
Capital improvements to properties and construction in progress included in accounts payable	3,504	8,504
Dividends payable included in accounts payable	503	268

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

The Company conducts its business through Home Properties, L.P. (the “Operating Partnership”), a New York limited partnership.  As of June 30, 2015, the Company owned and operated 121 apartment communities with 41,957 apartments.

The Company has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”), commencing with the taxable year ended December 31, 1994.  As a result, the Company generally is not subject to federal or state income taxation at the corporate level to the extent it distributes annually at least 90% of its REIT taxable income to its shareholders and satisfies certain other requirements.  For all periods presented, the Company distributed in excess of 100% of its taxable income; accordingly, no provision has been made for federal income taxes in the accompanying consolidated financial statements.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and its ownership of 85.4% of the limited partnership units in the Operating Partnership (“UPREIT Units” or “UPREIT Unit”) at June 30, 2015 (85.2% at December 31, 2014).  The remaining 14.6% is included as noncontrolling interest in these consolidated financial statements at June 30, 2015 (14.8% at December 31, 2014).  The Company periodically adjusts the carrying value of noncontrolling interest to reflect its share of the book value of the Operating Partnership.  Such adjustments are recorded to additional paid in capital as a reallocation of noncontrolling interest in the accompanying consolidated statements of equity.  The Company owns a 1.0% general partner interest in the Operating Partnership and the remainder indirectly as a limited partner through its wholly owned subsidiary, Home Properties I, LLC, which owns 100% of Home Properties Trust, which is the limited partner.  Home Properties Trust was formed in September 1997, as a Maryland real estate trust and as a qualified REIT subsidiary (“QRS”), and owns the Company’s share of the limited partner interests in the Operating Partnership.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

2                 RECENTLY ADOPTED AND RECENTLY ISSUED ACCOUNTING STANDARDS

On April 10, 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-08”), which raises the threshold for determining which disposals are required to be presented as discontinued operations and modifies related disclosure requirements.  ASU 2014-08 states that only those disposals of components of an entity that represent a strategic shift that has (or will have) a major effect on an entity’s operations and financial results should be reported as discontinued operations in the financial statements.  The standard also requires expanded disclosures about dispositions that provide financial statement users with more information about assets, liabilities, revenues and expenses of discontinued operations.  The standard is applied prospectively for all disposals of components of an entity that occur within annual periods beginning on or after December 15, 2014 and interim periods within those years, with early adoption permitted.  The Company adopted this guidance effective January 1, 2015 as further discussed in Note 11.

On May 28, 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”).  ASU 2014-09 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services.  In adopting ASU 2014-09, companies may use either a full retrospective or a modified retrospective approach.  Additionally, this guidance requires improved disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.   On July 9, 2015 the FASB decided to delay the effective date of ASU 2014-09 by one year.  ASU 2014-09 is effective for the first interim period within annual reporting periods beginning after December 15, 2017, and adoption as of the original effective date of December 15, 2016 is permitted.  The Company is currently assessing the potential impact that the adoption of this guidance will have on its financial position and results of operations.

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

3                 PLAN OF MERGER

Agreement and Plan of Merger

On June 22, 2015, the Company, the Operating Partnership, LSREF4 Lighthouse Acquisitions, LLC, a Delaware limited liability company (“Parent”), LSREF4 Lighthouse Corporate Acquisitions, LLC, a Maryland limited liability company and wholly-owned subsidiary of Parent (“MergerSub”), LSREF4 Lighthouse Operating Acquisitions, LLC, a New York limited liability company and wholly-owned subsidiary of MergerSub (“Partnership MergerSub”), and UDR, Inc., a Maryland corporation (“UDR”), entered into an Agreement and Plan of Merger (the “Merger Agreement”).  The Merger Agreement provides for (i) the redemption by the Operating Partnership, in a separate transaction, of limited partnership units of limited partners of the Operating Partnership (other than the Company or any of its subsidiaries) (the “outside limited partners”) who are eligible and have timely elected to have some or all of their limited partnership units redeemed (the “Redemption”), (ii) the merger of Partnership MergerSub with and into the Operating Partnership (the “Partnership Merger”), with the Operating Partnership continuing as the surviving entity, and (iii) the merger of the Company with and into MergerSub (the “Company Merger” and together with the Partnership Merger, the “Mergers”), with MergerSub continuing as the surviving entity and a wholly owned subsidiary of Parent.

HOME PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

3                 PLAN OF MERGER (continued)

Agreement and Plan of Merger (continued)

Pursuant to the terms and subject to the conditions set forth in the Merger Agreement, at the effective time of the Company Merger (the “Company Merger Effective Time”), each share of common stock of the Company (“Company Common Stock”), including each share of Company Common Stock subject to restrictions or conditions, issued and outstanding immediately prior to the Company Merger Effective Time will be converted into the right to receive an amount in cash equal to $75.23, without interest.  Under the terms of the Merger Agreement, the Company is not permitted to pay further dividends on Company Common Stock, except as is necessary for the Company to maintain its status as a REIT under the Code, and avoid the imposition of corporate level tax or excise tax under Section 4981 of the Code, which authorization, declaration and payment of any such dividend would reduce the Company Common Share Merger Consideration on a dollar-for-dollar basis.

In addition, in accordance with the plan documents, immediately prior to the Company Merger Effective Time:

•                  each option to purchase Company Common Stock will be fully vested, and converted into the right to receive, at the Company Merger Effective Time an amount in cash equal to the product of (x) the total number of shares of Company Common Stock subject to such option and (y) the excess, if any, of the amount of the Company Common Share Merger Consideration over the exercise price per share of Company Common Stock subject to such option, with the aggregate amount of such payment rounded down to the nearest cent (less applicable withholding taxes); and

•                  each restricted stock unit of the Company will be fully vested (with performance-based RSUs vesting in a number of shares not to exceed 118.42% of the target number of shares of Company Common Stock subject to such award), and all shares of Company Common Stock represented thereby will be considered outstanding and subject to the right to receive the Company Common Share Merger Consideration (less applicable withholding taxes) at the Company Merger Effective Time.

Pursuant to the Merger Agreement, at the effective time of the Redemption each UPREIT Unit that each outside limited partner has timely and validly elected to have redeemed will be redeemed by the Operating Partnership in exchange for:

•                2.15 limited partnership units (“UDR Partnership Units”) in UDR Lighthouse DownREIT L.P., a Delaware limited partnership to be formed by UDR and its affiliates for purposes of this transaction (“UDR DownREIT Partnership”);

•                $3.01 in cash, which is based on $1.40 for each UDR Partnership Unit received by such outside limited partner; and

•                the right to subscribe for and purchase 2.15 shares of Series F Preferred Stock, par value $0.01 per share, of UDR (“UDR Preferred Stock”) at a purchase price of $0.0001 per share.

Pursuant to the Merger Agreement, at the effective time of the Partnership Merger (the “Partnership Merger Effective Time”), each UPREIT Unit that has not been redeemed for UDR Partnership Units, cash and the right to subscribe for and purchase UDR Preferred Stock as described above will be converted into the right to receive an amount in cash equal to $75.23, without interest.

The Merger Agreement contains certain customary representations, warranties and covenants, including, among others, covenants by the Company to conduct its business in all material respects in the ordinary course of business consistent with past practice, subject to certain exceptions, during the period between the execution of the Merger Agreement and the consummation of the Mergers and covenants prohibiting the Company and its subsidiaries and representatives, from soliciting, providing information or entering into discussions concerning proposals relating to alternative business combination transactions, subject to certain limited exceptions.

HOME PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

3                 PLAN OF MERGER (continued)

Agreement and Plan of Merger (continued)

The consummation of the Mergers is subject to certain closing conditions, including, among others: (i) approval of the Partnership Merger and the Merger Agreement by the affirmative vote of a majority of the outstanding limited partnership interests of the Operating Partnership held by outside limited partners; (ii) approval of the Company Merger and the Merger Agreement by the affirmative vote of a majority of the outstanding shares of Company Common Stock as of the record date for the special meeting of stockholders of the Company; (iii) the consummation of the transactions contemplated by the Contribution Agreement (defined below); (iv) the consummation of the Redemption; (v) the absence of a material adverse effect on either the Company or Parent; and (vi) the receipt by Parent of a tax opinion relating to the REIT status of the Company. The obligations of the parties to consummate the Mergers are not subject to any financing condition or the receipt of any financing by Parent, MergerSub or Partnership MergerSub.

The Merger Agreement may be terminated under certain circumstances.  The Merger Agreement provides that, in connection with the termination of the Merger Agreement under specified circumstances, Parent may be required to pay the Company a termination fee of $300,000, and UDR will be entitled to receive a portion of such termination fee.  The Merger Agreement also provides that, in connection with the termination of the Merger Agreement under specified circumstances, the Company may be required to pay Parent a termination fee of either $50,000 or $150,000 (and UDR will be entitled to receive a portion of such termination fee and be reimbursed its transaction expenses) or reimburse Parent’s transaction expenses up to $35,000. In addition, the Merger Agreement provides that, in connection with the termination of the Merger Agreement under specified circumstances, UDR may be required to pay Parent and the Company a termination fee of $90,000, of which the Company will receive $55,000 and Parent will receive $35,000. Under certain circumstances, including upon payment of the applicable termination fee, the Company is permitted to terminate the Merger Agreement to enter into a definitive agreement with a third party with respect to a Superior Proposal (as defined in the Merger Agreement).

The board of directors of the Company (the “Company Board”) has unanimously approved the Merger Agreement, the Redemption, the Mergers and the other transactions contemplated by the Merger Agreement.  BofA Merrill Lynch and Houlihan Lokey provided fairness opinions to the Board in connection with the transaction.

As of June 30, 2015, the Company has incurred $3,385 in costs associated with the evaluation and structuring of the Mergers which are included in other expenses for the three and six months ended June 30, 2015.

Contribution Agreement

On June 22, 2015, the Operating Partnership, UDR, United Dominion Realty, L.P., a Delaware limited partnership (“UDR Partnership”), and Parent entered into a Contribution Agreement (the “Contribution Agreement”). The Contribution Agreement provides that, upon the terms and subject to the conditions set forth in the Contribution Agreement, the Operating Partnership will contribute or cause to be contributed a portfolio of up to six properties to UDR DownREIT Partnership, and UDR DownREIT Partnership will assume certain outstanding indebtedness secured by the contributed properties, in exchange for the following consideration for each UPREIT Unit that the outside limited partners elect to have redeemed (the “Operating Partnership Contribution”):

•                  2.15 UDR Partnership Units;

•                  $3.01 in cash; and

•                  the right to subscribe for and purchase 2.15 shares of UDR Preferred Stock.

The Contribution Agreement also provides that, upon the terms and subject to the conditions set forth in the Contribution Agreement, UDR and UDR Partnership will contribute or cause to be contributed cash and a portfolio of properties to UDR DownREIT Partnership, and UDR DownREIT Partnership will assume certain outstanding indebtedness secured by the contributed properties, in exchange for UDR Partnership Units (the “UDR Contribution” and together with the Operating Partnership Contribution, the “Contributions”).

HOME PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

3                 PLAN OF MERGER (continued)

Contribution Agreement (continued)

The Contribution Agreement contains certain customary representations, warranties and covenants, including, among others, covenants by the Operating Partnership to cause the properties to be operated in the ordinary course of business consistent with past practice.

The consummation of the Contributions is subject to certain customary closing conditions, including, among others, the satisfaction (or waiver) of certain conditions to closing set forth in the Merger Agreement.  The Contribution Agreement automatically terminates upon the termination of the Merger Agreement. In addition, UDR or UDR Partnership may terminate the Contribution Agreement if the Contributions have not been consummated on or before the outside date of December 31, 2015.

The Board has unanimously approved the Contribution Agreement, the Operating Partnership Contribution and the other transactions contemplated by the Contribution Agreement.

4                 ACQUISITIONS

Property Acquisitions

During the six months ended June 30, 2015, the Company acquired the communities listed below (the “2015 Acquisition Communities”):

						Cost of
		Date	Year	Number	Cost of	Acquisition
Apartment Community	Region	Acquired	Constructed	of Units	Acquisition	Per Unit
Park Grove	Chicago	1/07/2015	1978/1984	710	$92,000	$ 130
Sutton Pointe	Northern New Jersey	2/19/2015	1963	241	31,000	129
				951	$123,000

During 2014, the Company acquired the communities listed below (the “2014 Acquisition Communities”):

						Cost of
		Date	Year	Number	Cost of	Acquisition
Apartment Community	Region	Acquired	Constructed	of Units	Acquisition	Per Unit
The Preserve at Milltown	Philadelphia	6/19/2014	1975	376	$45,000	$ 120
Willowbrook	Philadelphia	7/30/2014	1972	248	30,500	123
The Lakes of Schaumburg	Chicago	11/12/2014	1987	428	66,000	154
				1,052	$141,500

All of the 2015 and 2014 Acquisition Communities were recorded at fair value which approximated actual purchase price.  None of the acquisitions were subject to bargain purchase options or resulted in goodwill being recorded.  In connection with the 2015 Acquisition Communities, closing costs of $377 were incurred in the first quarter of 2015 and are included in other expenses for the six months ended June 30, 2015.  In connection with the 2014 Acquisition Communities, closing costs of $274 were incurred in the second quarter of 2014 and are included in other expenses for the three and six months ended June 30, 2014.

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

(Dollars in thousands, except per share data)

(Unaudited)

4      ACQUISITIONS (continued)

Property Acquisitions (continued)

The following table summarizes the Company’s aggregate purchase price for the 2015 and 2014 Acquisition Communities:

	2015	2014
Land	$18,478	$20,810
Buildings, improvements and equipment	104,084	120,027
Fair market value adjustment for loan and liabilities assumed	40	1,969
Below-market leases	(117)	(161)
In-place lease intangibles	334	471
Customer relationships	221	353
Net assets acquired	$123,040	$143,469

Included in the consolidated statements of operations for the six months ended June 30, 2015 are total revenues of $13,719 and net income attributable to common shareholders of $3,365 since the respective date of acquisition through June 30, 2015 for the 2015 Acquisition Communities and January 1, 2015 through June 30, 2015 for the 2014 Acquisition Communities.  Included in the consolidated statements of operations for the six months ended June 30, 2014 are total revenues of $159 and net income attributable to common shareholders of $29 since the date of acquisition through June 30, 2014 for The Preserve at Milltown acquired on June 19, 2014.

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

	Six Months Ended June 30,
	2015	2014
Pro forma total revenues	$354,141	$343,961
Pro forma net income attributable to common stockholders	85,205	70,184
Pro forma earnings per common share:
Basic	$1.47	$1.23
Diluted	1.46	1.22

HOME PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

5      DEVELOPMENT

Land Held for Sale

During the second quarter of 2014, the Board of Directors of the Company approved a strategic decision to discontinue the Company’s new development business.  Since that time, development activities have been limited to the completion of the development of the two new apartment communities that were already under construction:  Eleven55 Ripley in Silver Spring, MD and The Courts at Spring Mill Station in Conshohocken, PA.  Land parcels that will not be developed are being marketed for sale and have been reclassified as land held for sale.  As of June 30, 2015, the Company has $36,804 recorded as land held for sale.

On March 31, 2015, the Company sold a parcel of vacant land located in Linthicum, Maryland for $13,360.  A gain of $70 was recorded in the first quarter 2015 related to this sale.

Severance Costs

The Company estimated it would incur severance charges in the amount of $1,617 in connection with the strategic decision to discontinue the new development business which led to the elimination of development positions.  Severance costs include severance, a stay bonus and acceleration of unamortized equity compensation which could be earned after fulfilling specific service requirements.  The estimated severance expense was recorded ratably over the estimated requisite service period during the third and fourth quarters of 2014 and the first quarter of 2015.  During the second quarter of 2015, Management determined that a portion of the estimated severance charges, that had been accrued and recorded, are no longer expected to be incurred and therefore reversed $500 in the second quarter of 2015 for a total severance cost of $1,117.   Severance charges included in impairment and other charges for the three and six months ended June 30, 2015 are ($500) and ($323), respectively.

Redevelopment

During the second quarter of 2015, the Company completed the redevelopment of Arbor Park, located in Alexandria, Virginia.  The project, which began in 2011, involved extensively renovating 851 garden apartments in fifty-two buildings originally built in 1967.  As of June 30, 2015, the Company has incurred costs of $33,050 for the renovation which is included in buildings, improvements and equipment.

Development of New Apartment Communities

During the second quarter of 2015, the Company completed construction at Eleven55 Ripley, located in Silver Spring, Maryland, consisting of two buildings, a 21 story high-rise and a 5 story mid-rise, for a total of 379 apartment units.  As of June 30, 2015, 364 units were rented and occupied, with another 10 units pre-leased. The total construction cost for this development was $113,957.

During the second quarter of 2012, the Company started construction on The Courts at Spring Mill Station, located in Conshohocken, Pennsylvania, a suburb of Philadelphia. The combination donut/podium style project, consisting of two buildings, will have a total of 385 apartment units.  Initial occupancy occurred in the fourth quarter of 2014.  As of June 30, 2015, 125 apartment units were occupied and $27,475 was placed into service and included in buildings, improvements and equipment.  Construction is expected to be completed in the fourth quarter of 2015.  The construction in progress for this development was $57,620 as of June 30, 2015.

HOME PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

6      DEBT

Mortgage Notes Payable

The Company’s mortgage notes payable are summarized as follows:

	June 30, 2015	December 31, 2014
Fixed rate mortgage notes payable	$1,537,946	$1,613,465
Variable rate mortgage notes payable	23,391	23,710
Mortgage notes payable	$1,561,337	$1,637,175

During the six months ended June 30, 2015, the Company repaid $60,804 for three maturing mortgage loans and made scheduled payments of $15,060.  Two of the maturing loans repaid had been accounted for at fair value on the date the mortgage loans were assumed by the Company in connection with an acquisition of a community.  Upon repayment, an adjustment was recorded to increase interest expense in the amount of $26 to write-off the difference between the carrying value and the contractual balance of the loans.

The mortgage notes payable outstanding as of June 30, 2015 mature at various dates from 2015 through 2021, with a weighted average remaining term of approximately three years.  The weighted average interest rate of the Company’s fixed rate notes was 5.17% and 5.20% at June 30, 2015 and December 31, 2014, respectively.  The weighted average interest rate of the Company’s variable rate notes was 2.93% and 2.90% at June 30, 2015 and December 31, 2014, respectively.

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

On July 19, 2012, the Company entered into two interest rate swap agreements that effectively convert the variable LIBOR portion of this loan to a fixed rate of 0.685% through December 7, 2016.  On November 4, 2013, the Company entered into three additional interest rate swap agreements that effectively convert the variable LIBOR portion of this loan to a fixed rate of 2.604% for the period of December 8, 2016 through August 18, 2018.  The interest rate swap agreements are more fully described in Note 8.  As of June 30, 2015, based on the Company’s leverage ratio, the spread was 1.00%, and the one-month LIBOR was swapped at 0.685%; resulting in an effective rate of 1.685% for the Company.

On November 19, 2014, the Company entered into an unsecured loan agreement with M&T Bank with a May 18, 2015 maturity date.  On April 30, 2015, the Company amended the loan agreement to extend the maturity date to July 18, 2015.  On July 15, 2015, the maturity date was extended to December 31, 2015 as described in Note 13.  The note has a maximum principal amount of $100,000, which the Company borrowed on November 19, 2014.  Borrowings under the loan bear interest at a variable rate based on LIBOR, plus a spread of 1.00% to 2.00% based on the Company’s leverage ratio.  As of June 30, 2015, based on the Company’s leverage ratio, the spread was 1.00%, and the one-month LIBOR was 0.19%; resulting in an effective rate of 1.19% for the Company.  The Company had $100,000 outstanding under the loan as of June 30, 2015.  Proceeds from this loan were utilized to pay down the line of credit.

The unsecured term loans have covenants that align with the unsecured line of credit facility described below.  The Company was in compliance with these financial covenants for all periods presented.

HOME PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

6      DEBT (continued)

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

Unsecured Line of Credit

On August 19, 2013, the Company entered into a First Amendment to the Amended and Restated Credit Agreement (the  “Credit Agreement”), which provides for a $450,000 revolving credit facility with an initial maturity date of August 18, 2017 and a one-year extension at the Company’s option.  The Credit Agreement amended the Company’s prior $275,000 facility, which was scheduled to expire on December 8, 2015, not including a one-year extension at the Company’s option.  The Credit Agreement is with M&T Bank and U.S. Bank National Association as joint lead arrangers, M&T Bank as administrative agent and nine other commercial banks as participants.  Borrowings under the line of credit bear interest at a variable rate based on LIBOR, plus a spread of 1.00% to 2.00% based on the Company’s leverage ratio.  As of June 30, 2015, based on the Company’s leverage ratio, the spread was 1.00%, and the one-month LIBOR was 0.19%; resulting in an effective rate of 1.19% for the Company.  The Company had $318,500 outstanding under the credit facility as of June 30, 2015.

The Credit Agreement requires the Company to maintain certain financial ratios and measurements including a limitation on outstanding indebtedness and a minimum interest coverage ratio.  The Company was in compliance with these financial covenants for all periods presented.

The Credit Agreement also provides the ability to issue up to $20,000 in letters of credit.  While the issuance of letters of credit does not increase borrowings outstanding under the line of credit, it does reduce the amount available.  At June 30, 2015, the Company had outstanding letters of credit of $3,675 and the amount available on the credit facility was $127,825.

HOME PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

7      FAIR VALUE OF FINANCIAL INSTRUMENTS AND REAL ESTATE ASSETS

Financial Instruments Carried at Fair Value

The fair value of interest rate swaps, which are more fully described in Note 8, are determined using the market standard of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts).  The variable cash payments (or receipts) are based on an expectation of future interest rate forward curves derived from observable market interest rate curves (level 2 inputs, as defined by the authoritative guidance).  The Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements.  The Company has determined that the significant inputs used in this model are observable in active markets, therefore considers the interest rate swap asset valuation of $6,817 and $294 at June 30, 2015 and December 31, 2014, respectively, and the interest rate swap liability valuation of $4,281 and $2,339 at June 30, 2015 and December 31, 2014, respectively, as level 2 classifications within the fair value hierarchy.

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

The Company determined the fair value of its mortgage notes payable, unsecured term loans, unsecured senior notes and unsecured line of credit facility using a discounted future cash flow technique that incorporates observable market-based inputs, including a market interest yield curve with adjustments for duration, loan to value (level 2 inputs), and risk profile (level 3 inputs).  In determining the market interest yield curve, the Company considered its investment grade credit ratings (level 2 inputs).  The Company has determined that the significant inputs used in this model are observable in active markets, therefore considers the valuation classified as level 2 of the fair value hierarchy.  At June 30, 2015 and December 31, 2014, the fair value of the Company’s total debt, consisting of the mortgage notes, the unsecured term loans, unsecured senior notes and unsecured line of credit, amounted to a liability of $2,504,385 and $2,552,416, respectively, compared to its carrying amount of $2,429,837 and $2,456,175, respectively.

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

On January 6, 2015, the Company entered into two forward starting interest rate swaps with a total notional value of $280,000 to hedge the risk of changes in the interest-related cash flows associated with a forecasted issuance of long-term debt.  The Company is hedging its exposure to the variability in future cash flows for forecasted transactions over a maximum period of 10 years.

As of June 30, 2015, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

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

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the balance sheets as of June 30, 2015 and December 31, 2014:

Fair Value of Derivative Instruments
	Asset Derivatives			Liability Derivatives
	Balance	Fair Value at		Balance	Fair Value at
	Sheet Location	6/30/2015	12/31/2014	Sheet Location	6/30/2015	12/31/2014
Interest Rate Swap	Other Assets	$6,817	$294	Other Liabilities	$4,281	$2,339

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in accumulated other comprehensive income and are subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.  During the three and six months ended June 30, 2015, such derivatives were used to hedge the variable cash flows associated with existing variable-rate and forecasted issuances of fixed-rate debt.  The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings.  During the three and six months ended June 30, 2015 and 2014, the Company did not record any hedge ineffectiveness.

HOME PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

8      DERIVATIVE AND HEDGING ACTIVITIES (continued)

Cash Flow Hedges of Interest Rate Risk (continued)

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt.  The Company estimates that an additional $188 will be reclassified from accumulated other comprehensive income as an increase to interest expense over the next twelve months.

The table below details the location in the financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges for the three and six months ended June 30, 2015 and 2014, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Amount of gain (loss) recognized in accumulated other comprehensive income on interest rate derivatives (effective portion)	$9,145	$(2,744)	$2,631	$(3,950)

Amount of gain (loss) reclassified from accumulated other comprehensive income into income as interest expense (effective portion)	$(314)	$(315)	$(625)	$(626)

Amount of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	$-	$-	$-	$-

Disclosure of Offsetting Derivatives

As of June 30, 2015 and December 31, 2014, the gross amount of derivative assets classified on the balance sheet in other assets was $6,817 and $294, respectively.  As of June 30, 2015 and December 31, 2014, the gross amount of derivative liabilities classified on the balance sheet in accrued expenses and other liabilities was $4,281 and $2,339, respectively.  The Company does not have any derivative instruments offset on the balance sheet or subject to master netting arrangements or similar agreements.

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

As of June 30, 2015, the Company has not posted any collateral related to these agreements and was not in breach of any agreement provisions. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at their aggregate termination value of $2,617 at June 30, 2015.

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

At-The-Market Equity Offering Program

On May 14, 2012, the Company initiated an At-The-Market (“ATM”) equity offering program through which it is authorized to sell up to 4,400,000 shares of common stock from time to time in ATM offerings or negotiated transactions.  From inception through June 30, 2013, the Company issued 2,430,233 shares of common stock at an average price of $62.81 per share, for aggregate gross proceeds of $152,636 and aggregate net proceeds of $149,418 after deducting commissions and other transaction costs of $3,218.  No shares of common stock have been issued under the ATM equity offering program since the second quarter of 2013.  As of June 30, 2015, 1,969,767 shares remain available under this ATM program.  Under the terms of the Merger Agreement, the Company is prohibited from issuing additional common stock.

The Company used the net proceeds from the ATM offerings primarily for general corporate purposes including acquisitions, development and redevelopment of apartment communities.

Dividends and Distributions

On May 22, 2015, the Company paid a dividend in the amount of $0.76 per share of common stock to stockholders of record and a distribution of $0.76 per UPREIT Unit to unitholders of record as of the close of business on May 12, 2015.

Total Shares and Units Outstanding

At June 30, 2015, 57,995,346 common shares, and 10,012,124 UPREIT Units were outstanding for a total of 68,007,470 common share equivalents.

HOME PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

9      STOCKHOLDERS’ EQUITY (continued)

Stock-based Compensation

On April 29, 2014, the stockholders of the Company approved an amendment to the Company’s 2011 Stock Benefit Plan (the “2011 Plan”) to increase the maximum number of shares of Common Stock which may be subject to awards issued under the 2011 Plan by 4,000,000 shares; and to provide that each full value award granted after April 29, 2014 will count as 5.45 shares available for issuance under the 2011 Plan.  As of June 30, 2015 there were 3,400,126 shares available for future grant of awards.

The Company’s Board of Directors has approved a performance-based equity program for administering awards under the Company’s 2011 Plan for the executive officers (the “2011 Executive Performance-Based Equity Program”).  It is a subplan of the 2011 Plan, approved by the stockholders at their 2011 Annual Meeting.  On February 2, 2015, awards in connection with the 2011 Executive Performance-Based Equity Program, with an estimated fair value of $5,040, were granted to executive officers of the Company.  Awards are in the form of restricted stock units with a service condition and three market conditions.  The measurement period for these awards began on January 1, 2015 and will end on December 31, 2017.  Expense attributed to the awards will be recognized based on the underlying vesting conditions of the awards, which substantially vest during the measurement period, taking into account retirement eligibility.  During the three and six months ended June 30, 2015, the Company recognized stock-based compensation expense of $242 and $2,565, respectively, for the February 2, 2015 awards.

On May 5, 2015, the Company granted awards of restricted stock under the 2011 Plan.  Restricted stock with an estimated fair value of $2,384 was granted to eligible employees of the Company and restricted stock with an estimated fair value of $700 was granted to directors.  The Company recognizes stock-based compensation cost as expense ratably on a straight-line basis over the requisite service period.  In determining the service period, the Company considers service requirements, the vesting period and retirement eligibility of the grantee.  During the three months ended June 30, 2015, the Company recognized stock-based compensation expense of $363 and $700 related to the May 5, 2015 restricted stock grants for employees and directors, respectively.

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

The reconciliation of basic and diluted earnings per share for the three and six months ended June 30, 2015 and 2014 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Numerator:
Income from continuing operations	$32,150	$25,587	$99,453	$47,418
Less: Income from continuing operations attributable to noncontrolling interest	(4,719)	(3,862)	(14,664)	(7,171)
Income from continuing operations attributable to common stockholders	$27,431	$21,725	$84,789	$40,247

Discontinued operations	$-	$876	$-	$33,016
Less: Discontinued operations attributable to noncontrolling interest	-	(132)	-	(5,003)
Discontinued operations attributable to common stockholders	$-	$744	$-	$28,013

Denominator:
Basic weighted average number of common shares outstanding	58,048,732	57,247,851	57,960,502	57,162,306
Effect of dilutive stock options	479,291	385,151	460,400	370,076
Effect of restricted shares and restricted stock units	156,705	162,140	141,027	127,781
Diluted weighted average number of common shares outstanding	58,684,728	57,795,142	58,561,929	57,660,163

Earnings per common share:
Basic earnings per share:
Income from continuing operations	$0.47	$0.38	$1.46	$0.70
Discontinued operations	-	0.01	-	0.49
Net income attributable to common stockholders	$0.47	$0.39	$1.46	$1.19

Diluted earnings per share:
Income from continuing operations	$0.47	$0.38	$1.45	$0.70
Discontinued operations	-	0.01	-	0.48
Net income attributable to common stockholders	$0.47	$0.39	$1.45	$1.18

Unexercised stock options to purchase 0 and 412,133 shares of the Company’s common stock for the three months ended June 30, 2015 and 2014, respectively, and 0 and 415,133 shares of the Company’s common stock for the six months ended June 30, 2015 and 2014, respectively, were not included in the computations of diluted EPS because the effects would be anti-dilutive.

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

Core properties consist of apartment communities which have been owned more than one full calendar year.  Therefore, the Core properties represent communities owned as of January 1, 2014.  Non-core properties consist of apartment communities acquired, developed or redeveloped during 2014 and 2015, such that comparable operating results are not available.  Disposed properties consist of communities sold since January 1, 2015 that are not classified as discontinued operations.  Each of our apartment communities generally has similar economic characteristics, facilities, services and residents, although the economic climate of the markets in which they are located may vary from time to time.

The Company’s chief operating decision maker assesses and measures segment operating results based on a performance measure referred to as net operating income.  Net operating income is defined as total revenues less operating and maintenance expenses, and is a generally accepted industry financial measure.  The accounting policies of the segments are the same as those described in Notes 1, 2 and 3 to the Consolidated Financial Statements contained in the Company’s Form 10-K for the year ended December 31, 2014.

HOME PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

10   SEGMENT REPORTING (continued)

The revenues and net operating income for each of the reportable segments are summarized as follows for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues:
Core properties	$163,328	$157,769	$325,425	$315,741
Non-core properties	13,326	4,102	25,126	7,779
Disposed properties	-	3,533	2,430	7,040
Reconciling items	230	179	547	321
Total revenues	$176,884	$165,583	$353,528	$330,881
Net operating income:
Core properties	$107,650	$101,411	$208,006	$196,847
Non-core properties	7,998	2,263	14,977	4,231
Disposed properties	-	2,262	1,685	4,443
Reconciling items	230	179	547	321
Net operating income, including reconciling items	115,878	106,115	225,215	205,842
General and administrative expenses	(7,399)	(7,126)	(15,942)	(16,384)
Interest expense	(25,130)	(24,717)	(50,614)	(49,570)
Depreciation and amortization	(48,314)	(44,569)	(96,179)	(88,346)
Other expenses	(3,385)	(274)	(3,762)	(282)
Impairment and other charges	500	(3,842)	319	(3,842)
Income from continuing operations, before gain on disposition of real estate	$32,150	$25,587	$59,037	$47,418

The assets for each of the reportable segments are summarized as follows as of June 30, 2015 and December 31, 2014:

Assets	June 30, 2015	December 31, 2014
Apartment communities
Core properties	$3,794,589	$3,832,432
Non-core properties	597,717	477,630
Disposed properties	-	83,438
Reconciling items	84,501	95,035
Total assets	$4,476,807	$4,488,535

HOME PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

11   DISPOSITION OF REAL ESTATE AND DISCONTINUED OPERATIONS

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

Disposition of Real Estate

During the six months ended June 30, 2015, the Company sold two communities in separate transactions (the “2015 Disposed Communities”).  A summary of the 2015 Disposed Communities recorded as continuing operations is as follows:

Apartment Community	Region	Date Sold	Number of Units	Sales Price	Gain on Sale
The New Colonies	Chicago	1/26/2015	672	$49,318	$27,524
The Coves at Chesapeake	Baltimore	3/25/2015	469	76,250	12,822
			1,141	$125,568	$40,346

The results of operations for the 2015 Disposed Communities are included in continuing operations in the consolidated statements of operations.  The gain on disposition of the 2015 Disposed Communities is included in gain on disposition of property within income from continuing operations in the consolidated statements of operations.  The following is a summary of the 2015 Disposed Communities for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues:
Rental income	$-	$3,219	$2,076	$6,388
Property other income	-	314	354	652
Total revenues	-	3,533	2,430	7,040
Expenses:
Operating and maintenance	-	1,271	745	2,597
Depreciation and amortization	-	965	421	1,925
Total expenses	-	2,236	1,166	4,522
Income from continuing operations, before gain on disposition of real estate	$-	$1,297	$1,264	$2,518

Gain on disposition of property	$-	$-	$40,346	$-

HOME PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

11          DISPOSITION OF REAL ESTATE AND DISCONTINUED OPERATIONS (continued)

Discontinued Operations

Included in discontinued operations for the three and six months ended June 30, 2014 are the operating results of three apartment communities sold in separate transactions during the year ended December 31, 2014 (“2014 Disposed Communities”).  For purposes of the discontinued operations presentation, the Company only includes interest expense and losses from early extinguishment of debt associated with specific mortgage indebtedness of the properties that are sold or held for sale.

A summary of the 2014 Disposed Communities recorded as discontinued operations is as follows:

Apartment Community	Region	Date Sold	Number of Units	Sales Price	Gain on Sale
Cider Mill	Washington, D.C.	2/26/2014	864	$110,000	$31,306
Woodleaf	Washington, D.C.	12/19/2014	228	33,500	14,297
The Manor - MD	Washington, D.C.	12/29/2014	435	73,300	36,229
			1,527	$216,800	$81,832

The results of discontinued operations are summarized for the three and six months ended June 30, 2014 as follows:

	Three Months Ended June 30,	Six Months Ended June 30,
	2014	2014
Revenues:
Rental income	$2,591	$7,124
Property other income	196	722
Total revenues	2,787	7,846
Expenses:
Operating and maintenance	834	2,614
Interest expense (1)	479	2,063
Depreciation and amortization	598	1,459
Total expenses	1,911	6,136
Income (loss) from discontinued operations	876	1,710
Gain on disposition of property	-	31,306
Discontinued operations	$876	$33,016

(1)             Includes debt extinguishment costs of $802 incurred as a result of repaying property specific debt triggered upon sale for the six months ended June 30, 2014.

12          COMMITMENTS AND CONTINGENCIES

Letters of Credit

As of June 30, 2015, the Company had issued $3,675 in letters of credit, which were provided under the Company’s $450,000 unsecured Credit Agreement.  The letters of credit were required to be issued under certain construction projects, workers’ compensation and health insurance policies.

HOME PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

12          COMMITMENTS AND CONTINGENCIES (continued)

Debt Covenants

The unsecured notes payable and unsecured Credit Agreement contain restrictions which, among other things, require maintenance of certain financial ratios.  The Company was in compliance with these financial ratios for all periods presented.

Included in the Company’s consolidated balance sheets at June 30, 2015 and December 31, 2014 are assets of its subsidiary Home Properties Fair Oaks, LLC, owner of The Courts at Fair Oaks, Fairfax County, VA, that are pledged as collateral for specific indebtedness and are not available to satisfy any other obligations of the Company.  Also included in the Company’s consolidated balance sheet at June 30, 2015 and December 31, 2014 are assets of its subsidiary Home Properties Schaumburg, LLC, owner of The Lakes of Schaumburg, Cook County, IL, that are pledged as collateral for specific indebtedness and are not available to satisfy any other obligations of the Company.

Tax Protection Obligations

In connection with various UPREIT transactions, the Company has agreed to maintain certain levels of nonrecourse debt for a period of 7 to 10 years associated with the contributed properties acquired.  In addition, the Company is restricted in its ability to sell certain contributed properties (3% of the owned portfolio at June 30, 2015) for a contract period of 7 to 10 years except through a tax deferred Internal Revenue Code Section 1031 like-kind exchange.  The remaining terms on the sale restrictions range from 6 months to 2 years.

Tax Credit Guarantee

For periods before October 13, 2010, the Company, through its general partnership interest in an affordable property limited partnership, had guaranteed certain low income housing tax credits to limited partners in this partnership through 2015 totaling approximately $3,000.  The Company’s general partner interest in this entity was sold on October 13, 2010.  The tax credit guarantee was reduced to a $3,000 secondary guarantee.  As of June 30, 2015, there were no known conditions that would make such payments probable relating to the tax credit guarantee; therefore, no liability has been recorded in the financial statements.

Executive Retention Plan

The Executive Retention Plan provides for severance benefits and other compensation to be paid to certain employees in the event of a change in control of the Company and a subsequent termination of their employment.

HOME PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

12          COMMITMENTS AND CONTINGENCIES (continued)

Contingencies

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

In addition, on June 26, 2015, a purported class action related to the Merger Agreement, Kelly v. Home Properties, Inc., et al., was filed in the Circuit Court for Baltimore City, Maryland, Case No. 24C15003400, against the Company, the Operating Partnership, Lone Star Funds, Parent, MergerSub, Partnership MergerSub, and the members of our board of directors.  Five other lawsuits, Lipovich v. Pettinella et al., Jonas v. Home Properties, Inc., et al., Umbach v. Home Properties, Inc., et al., Halberstam v. Home Properties, Inc., et al. and Sindoni v. Home Properties, Inc., et al., were subsequently filed in the Circuit Court for Baltimore City, Maryland, Case Nos. 24C15003523, 24C15003618, 24C15003707, 24C15003737 and 24C15003881, on July 1, 2015, July 9, 2015, July 15, 2015, July 16, 2015, and July 24, 2015 respectively.  These six lawsuits generally allege breaches of fiduciary duties by our directors in connection with the merger agreement.  More specifically, the complaints allege that the defendants failed to take appropriate steps to maximize stockholder value and improperly favored themselves in connection with the proposed transaction.  The complaints further assert that the Merger Agreement contains several deal protection provisions that are unnecessarily preclusive.  The complaints also allege that some or all of the Company, the Operating Partnership, Lone Star Funds, Parent, MergerSub, Partnership MergerSub, and UDR aided and abetted the directors’ purported breaches of fiduciary duty.  Additionally, the plaintiff in Jonas v. Home Properties, Inc., et al. purports to bring derivative claims for breach of fiduciary duty.  The complaints seek to enjoin defendants from consummating the proposed mergers, to rescind, to the extent already implemented, the Merger Agreement, and various additional remedies.  The defendants believe that the allegations against them lack merit and intend to defend against the lawsuits vigorously.

Stockholders may file additional lawsuits challenging the Mergers or the other transactions contemplated by the Merger Agreement, which may name the Company, the Operating Partnership and members of the Company Board as defendants.  No assurance can be made as to the outcome of such lawsuits or the lawsuits described above, including the amount of costs associated with defending these claims or any other liabilities that may be incurred in connection with the litigation of these claims.  If plaintiffs are successful in obtaining an injunction prohibiting the parties from completing the Mergers on the agreed-upon terms, such an injunction may delay the completion of the Mergers in the expected timeframe, or may prevent the Mergers from being completed altogether.  Whether or not any plaintiff’s claim is successful, this type of litigation may result in significant costs and diverts management’s attention and resources, which could adversely affect the operation of our business.

13          SUBSEQUENT EVENTS

On July 15, 2015, the Company entered into a second amendment to the $100,000 unsecured loan agreement with M&T Bank originally entered into on November 19, 2014, and as further amended on April 30, 2015, to extend the maturity from July 18, 2015 to December 31, 2015.

On August 3, 2015, the outside limited partners of the Operating Partnership voted to approve the Partnership Merger and the Merger Agreement by affirmative vote of a majority of the outstanding limited partnership interests.

ITEM 2.                        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the accompanying consolidated financial statements and notes thereto.

Forward-Looking Statements

This Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Exchange Act of 1933 and Section 21E of the Securities Exchange Act of 1934, both as amended.  Some examples of forward-looking statements include statements related to revenue growth, rental rates, occupancy, expense, NOI and other estimates for future periods, acquisitions (including any related pro forma financial information), future capital expenditures, potential redevelopment opportunities, projected costs and rental rates for development and redevelopment projects, financing sources and availability, and the effects of environmental and other regulations.  Although management believes that the expectations reflected in those forward-looking statements are based upon reasonable assumptions, it can give no assurance that expectations will be achieved.  Factors that may cause actual results to differ include, but are not limited to, the ability of the Company to obtain required stockholder approval required to consummate the proposed Company Merger, the ability of the Operating Partnership to obtain the required unitholder approval to consummate the proposed Partnership Merger, the satisfaction or waiver of other conditions in the merger agreement, the outcome of any legal proceedings that may be instituted against the Company and others related to the Merger Agreement, the ability of third parties to fulfill their obligations relating to the proposed transactions, including providing financing under current financial market conditions, the risk that the Company Merger, the Partnership Merger or the other transactions contemplated by the Merger Agreement may not be completed in the time frame expected by the parties or at all, general economic and local real estate conditions, the weather and other conditions that might affect operating expenses, the timely completion of repositioning activities within anticipated budgets, the actual pace of future acquisitions and dispositions, and continued access to capital to fund growth.  For this purpose, any statements contained in this Form 10-Q that are not statements of historical fact should be considered to be forward-looking statements.  Some of the words used to identify forward-looking statements include “believes”, “anticipates”, “plans”, “expects”, “seeks”, “estimates”, “intends”, and any other similar expressions.  Readers should exercise caution in interpreting and relying on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond the Company’s control and could materially affect the Company’s actual results, performance or achievements.

Liquidity and Capital Resources

General

The Company’s principal liquidity demands are expected to be distributions to the common stockholders and holders of UPREIT Units, capital improvements and repairs and maintenance for its properties, acquisitions and debt repayments.

The Company intends to meet its short-term liquidity requirements through cash flows provided by operating activities and its existing unsecured line of credit, described below.  The Company considers its ability to generate cash to be adequate to meet all operating requirements, including availability to pay dividends to its stockholders and make distributions to its unitholders in accordance with the provisions of the Code applicable to REITs.

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

The Company has investment grade ratings from Standard & Poor’s Ratings Services, Fitch, Inc. and Moody’s Investors Service.

Liquidity and Capital Resources (continued)

Cash Flow Summary

The Company’s cash flow activities for the six months ended June 30, 2015 and 2014 are summarized as follows (in millions):

	Six Months Ended June 30,
Operating Cash Flow Activities	2015	2014
Net income	$99	$80
Non-cash adjustments to net income	60	71
Changes in operating assets and liabilities	13	9
Cash provided by operating activities	$172	$160

The Company’s cash flow from operating activities was $172 million for the six months ended June 30, 2015 compared to $160 million for the same period in 2014.  The increase is primarily attributable to an increase in net operating income from both Core and Non-core Properties as further discussed in Results of Operations.

	Six Months Ended June 30,
Investing Cash Flow Activities	2015	2014
Proceeds from sale of properties and land	$136	$106
Purchase of properties, net of deposits returned	(118)	(45)
Capital improvements to properties, including redevelopment	(55)	(58)
Construction in progress	(13)	(25)
Cash provided by (used in) investing activities	$(50)	$(22)

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

Cash used in investing activities was $50 million through June 30, 2015.  In the first six months of 2015, the Company raised $123 million in net proceeds from the sale of two properties with 1,141 units.  The Company sold one vacant parcel of land for $13 million. The Company purchased two properties with 951 units for $118 million, net of a $5 million deposit.  Cash outflows for capital improvements and redevelopment were $52 million and $3 million, respectively.  Cash outflows for additions to construction in progress were $13 million, which were for the completion of Eleven55 Ripley and The Courts at Spring Mill Station.

Cash used in investing activities was $22 million through June 30, 2014.  In the first six months of 2014, the Company raised $106 million in net proceeds from the sale of one property with 864 units.  The Company purchased one property with 376 units for $45 million.  Cash outflows for capital improvements and redevelopment were $55 million and $3 million, respectively.  Cash outflows for additions to construction in progress were $25 million which were for the development of Eleven55 Ripley and The Courts at Spring Mill Station.

Liquidity and Capital Resources (continued)

Cash Flow Summary (continued)

	Six Months Ended June 30,
Financing Cash Flow Activities	2015	2014
Proceeds from equity issuance	$4	$8
Proceeds from (payments on) unsecured debt	50	89
Secured debt repayments	(76)	(138)
Dividends and distributions paid	(104)	(98)
Cash provided by (used in) financing activities	$(126)	$(139)

Financing activities include proceeds from equity issuances, net debt proceeds or payments and dividend and distribution payments. Equity and debt activities are closely aligned with investing activities discussed above.  The Company has elected to be taxed as a REIT under the Code, which requires the Company to distribute annually at least 90% of its REIT taxable income to its shareholders.

Cash used in financing activities totaled $126 million through June 30, 2015, comprised primarily of reducing secured indebtedness and distributions paid.  Proceeds raised through the sale of common stock from stock option exercises of $4 million, combined with net proceeds from the unsecured line of credit of $50 million, were more than offset by scheduled payments on mortgages of $15 million, payoff of mortgages of $61 million and distributions paid to stockholders and UPREIT Unitholders of $104 million.

Cash used in financing activities totaled $139 million through June 30, 2014, comprised primarily of reducing secured indebtedness.  Proceeds raised through the sale of common stock from stock option exercises of $8 million, combined with net proceeds from the unsecured line of credit of $89 million were more than offset by scheduled payments on mortgages of $16 million, payoff of mortgages of $122 million and distributions paid to stockholders and UPREIT Unitholders of $98 million.

Unsecured Line of Credit

As of June 30, 2015, the Company had a $450 million unsecured line of credit agreement with M&T Bank and U.S. Bank National Association, as joint lead banks, and nine other participating commercial banks, with an initial maturity date of August 18, 2017 and a one-year extension, at the Company’s option.  The Company had $318.5 million outstanding under the credit facility on June 30, 2015.  The line of credit agreement provides the ability to issue up to $20 million in letters of credit.  While the issuance of letters of credit does not increase the borrowings outstanding under the line of credit, it does reduce the amount available.  At June 30, 2015, the Company had outstanding letters of credit of $3.7 million resulting in the amount available on the credit facility of $127.8 million.  Borrowings under the line of credit bear interest at a variable rate based on LIBOR, plus a spread of 1.00% to 2.00% based on the Company’s leverage ratio.  As of June 30, 2015, based on the Company’s leverage ratio, the LIBOR margin was 1.00%, and the one-month LIBOR was 0.19%; resulting in an effective rate of 1.19% for the Company.

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

Liquidity and Capital Resources (continued)

Unsecured Term Loans

On December 9, 2011, the Company entered into a $250 million five-year unsecured term loan with M&T Bank as lead bank, and ten other participating lenders, which was set to mature on December 8, 2016.  The term loan generated net proceeds of $248 million, after fees and closing costs, which were used to pay off an unsecured term loan, purchase an unencumbered property and acquire land for future development.  On August 19, 2013, the Company amended the term loan agreement to extend the maturity date to August 18, 2018.  The loan bears monthly interest at a variable rate based on LIBOR, plus a spread of 1.00% to 2.00% based on the Company’s leverage ratio.  On July 19, 2012, the Company entered into two interest rate swap agreements with major financial institutions that effectively convert the variable LIBOR portion of this loan to a fixed rate of 0.685% through December 7, 2016.  On November 4, 2013, the Company entered into three additional interest rate swap agreements that effectively convert the variable LIBOR portion of this loan to a fixed rate of 2.604% for the period of December 8, 2016 through August 18, 2018.  As of June 30, 2015, based on the Company’s leverage ratio, the spread was 1.00%, and the swapped one-month LIBOR was 0.685%; resulting in an effective rate of 1.685% for the Company.  The loan has covenants that align with the unsecured line of credit facility.

On November 19, 2014, the Company entered into an unsecured loan agreement with M&T Bank with a May 18, 2015 maturity date.  On April 30, 2015, the Company amended the loan agreement to extend the maturity date to July 18, 2015 and on July 15, 2015, the Company further amended the loan agreement to extend the maturity date to December 31, 2015.  The note has a maximum principal amount of $100 million, which the Company borrowed on November 19, 2014.  Borrowings under the loan bear interest at a variable rate based on LIBOR, plus a spread of 1.00% to 2.00% based on the Company’s leverage ratio.  As of June 30, 2015, based on the Company’s leverage ratio, the spread was 1.00%, and the one-month LIBOR was 0.19%; resulting in an effective rate of 1.19% for the Company.  The Company had $100 million outstanding under the loan as of June 30, 2015.  Proceeds from this loan were utilized to pay down the line of credit.  The loan has covenants that align with the unsecured line of credit facility.

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

Indebtedness

As of June 30, 2015, the weighted average interest rate on the Company’s total indebtedness of $2.4 billion was 4.05% with staggered maturities averaging approximately 3 years.  Approximately 82% of total indebtedness is at fixed rates.  This limits the exposure to changes in interest rates, minimizing the effect of interest rate fluctuations on the Company’s results of operations and cash flows.

Liquidity and Capital Resources (continued)

Unencumbered Assets

The value of the unencumbered asset pool was 55% as of June 30, 2015 compared to 53% at the end of 2014 as calculated pursuant to the covenants of the line of credit agreement.  Higher levels of unsecured assets add borrowing flexibility because more capacity is available for unsecured debt under the terms of the Company’s unsecured line of credit agreement, and/or for the issuance of additional unsecured senior notes.  It also permits the Company to place secured financing on unencumbered assets if desired.

UPREIT Units

The Company believes that the issuance of UPREIT Units for property acquisitions could continue to be a potential source of capital for the Company.  During 2014 and through June 30, 2015, there were no UPREIT Units issued for property acquisitions.

Universal Shelf Registration

On February 28, 2013, the Company filed a Form S-3 universal shelf registration statement with the SEC that registers the issuance, from time to time, of common stock, preferred stock or debt securities.  The Company may offer and sell securities issued pursuant to the universal shelf registration statement after a prospectus supplement, describing the type of security and amount being offered, is filed with the SEC.  Sales of common stock under the Company’s equity offerings on or after February 28, 2013, described below, were made under this registration statement.  Under the terms of the Merger Agreement, the Company is generally prohibited from issuing additional common stock.

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

At-the-Market Equity Offering Programs

The Company has an “At-the-Market” (“ATM”) equity offering program through which it is authorized to sell shares of common stock from time to time in ATM offerings or negotiated transactions.  The Company did not issue any shares of common stock under the current ATM program during 2014 and through June 30, 2015.  As of June 30, 2015, approximately 2.0 million shares remain available to be issued under the current ATM program.  Under the terms of the Merger Agreement, the Company is generally prohibited from issuing additional common stock.

Stock Repurchase Program

In 1997, the Board approved a stock repurchase program under which the Company may repurchase shares of its common stock or UPREIT Units (“Company Program”).  The shares and units may be repurchased through open market or privately negotiated transactions at the discretion of Company management.  The Board’s action did not establish a target stock price or a specific timetable for repurchases.  There were no repurchases under the Company Program during 2014 and through June 30, 2015.  The remaining authorization level as of June 30, 2015 is 2.3 million shares.  The terms of the Merger Agreement prohibit the Company from repurchasing outstanding shares under the Company Program.

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

The Company estimated it would incur severance charges in the amount of $1.6 million in connection with the strategic decision to discontinue the new development business which led to the elimination of development positions.  Severance costs include severance, a stay bonus and acceleration of unamortized equity compensation which could be earned after fulfilling specific service requirements.  The estimated severance expense was recorded ratably over the estimated requisite service period during the third and fourth quarters of 2014 and the first quarter of 2015.  During the second quarter of 2015, Management determined that a portion of the estimated severance charges, that had been accrued and recorded, are no longer expected to be incurred and therefore reversed $0.5 million in the second quarter of 2015 for a total severance cost of $1.1 million.  Severance charges included in impairment and other charges for the three and six months ended June 30, 2015 are $(0.5) million and $(0.3) million, respectively.

Development of New Apartment Communities

During the second quarter of 2015, the Company completed construction at Eleven55 Ripley, located in Silver Spring, Maryland, consisting of two buildings, a 21 story high-rise and a 5 story mid-rise, for a total of 379 apartment units.  As of June 30, 2015, 364 units were rented and occupied, with another 10 units pre-leased. The total construction cost for this development was $114 million.

The Courts at Spring Mill Station, a 385 unit development consisting of two buildings, being built in a combination donut/podium style, is located in Conshohocken, Pennsylvania.  Construction commenced in the second quarter of 2012, and is expected to continue through the fourth quarter of 2015.  Initial occupancy commenced in the fourth quarter of 2014.  The construction in progress for this development was $57.6 million as of June 30, 2015 and the total estimated cost is $90 million.

Property Development (continued)

Redevelopment

During the second quarter of 2015, the Company completed the redevelopment of Arbor Park, located in Alexandria, Virginia.  The project, which began in 2011, involved extensively renovating 851 garden apartments in fifty-two buildings originally built in 1967.  As of June 30, 2015, the Company has incurred costs of $33 million for the renovation, which is included in buildings, improvements and equipment.

Contractual Obligations and Other Commitments

The primary obligations of the Company relate to its borrowings under the unsecured line of credit, unsecured notes and mortgage notes.  The Company’s line of credit matures in August 2017 (not including a one-year extension at the option of the Company), and had $318.5 million in loans and letters of credit totaling $3.7 million outstanding at June 30, 2015.  The $550 million in unsecured notes have maturities ranging from approximately 1 month to 6.5 years.  The $1.6 billion in mortgage notes have varying maturities ranging from 1 month to 6.3 years.  The weighted average interest rate of the Company’s secured debt was 5.14% at June 30, 2015.  The weighted average interest rate on the Company’s total indebtedness of $2.4 billion at June 30, 2015 was 4.05%.

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

The Company estimates, that on an annual basis, $900 per apartment unit is spent on recurring capital expenditures.  During the three months ended June 30, 2015 and 2014, approximately $225 per apartment unit was estimated to be spent on recurring capital expenditures.  For the six months ended June 30, 2015 and 2014, approximately $450 per apartment unit was estimated to be spent on recurring capital expenditures.

Capital Improvements (continued)

The table below summarizes the actual total capital improvements incurred by major categories for the three and six months ended June 30, 2015 and 2014 and an estimate of the breakdown of total capital improvements by major categories between recurring, and non-recurring revenue generating, capital improvements for the three and six months ended June 30, 2015 as follows:

	For the three months ended June 30,
	2015						2014
			Non-		Total		Total
	Recurring	Per	Recurring	Per	Capital	Per	Capital	Per
	Cap Ex	Unit(a)	Cap Ex	Unit(a)	Improvements	Unit(a)	Improvements	Unit(a)
New buildings	$ -	$ -	$ 205	$ 5	$ 205	$ 5	$ 344	$ 9
Major building improvements	1,221	30	7,507	185	8,728	215	5,576	144
Roof replacements	424	11	951	23	1,375	34	1,158	30
Site improvements	718	18	2,775	68	3,493	86	6,817	177
Apartment upgrades	1,262	31	7,912	195	9,174	226	9,145	237
Appliances	1,629	40	2	-	1,631	40	1,544	40
Carpeting, flooring	2,759	68	556	14	3,315	82	3,007	78
HVAC, mechanicals	903	22	2,838	70	3,741	92	4,197	109
Miscellaneous	213	5	685	17	898	22	759	20

Total	$9,129	$225	$ 23,431	$577	$32,560	$802	$32,547	$844

(a)     Calculated using the weighted average number of units owned, including 38,569 core units, 2014 acquisition units of 1,052, and 2015 acquisition units of 951 for the three months ended June 30, 2015; and 38,569 core units, and 2014 acquisition units of 50 for the three months ended June 30, 2014.

	For the six months ended June 30,
	2015						2014
			Non-		Total		Total
	Recurring	Per	Recurring	Per	Capital	Per	Capital	Per
	Cap Ex	Unit(a)	Cap Ex	Unit(a)	Improvements	Unit(a)	Improvements	Unit(a)
New buildings	$ -	$ -	$ 426	$ 11	$ 426	$ 11	$ 503	$ 13
Major building improvements	2,551	63	8,488	210	11,039	273	8,790	228
Roof replacements	769	19	950	23	1,719	42	1,526	40
Site improvements	1,397	34	2,775	69	4,172	103	7,283	189
Apartment upgrades	3,140	78	13,200	326	16,340	404	16,907	438
Appliances	2,954	73	-	-	2,954	73	2,911	75
Carpeting, flooring	5,182	128	555	14	5,737	142	5,588	145
HVAC, mechanicals	1,802	45	4,869	120	6,671	165	7,672	199
Miscellaneous	425	10	1,322	33	1,747	43	1,530	40

Total	$18,220	$450	$32,585	$806	$50,805	$1,256	$52,710	$1,367

(a)     Calculated using the weighted average number of units owned, including 38,569 core units, 2014 acquisition units of 1,052, and 2015 acquisition units of 867 for the six months ended June 30, 2015; and 38,569 core units, and 2014 acquisition units of 25 for the six months ended June 30, 2014.

Capital Improvements (continued)

The schedule below summarizes the breakdown of total capital improvements between core and non-core as follows:

	For the three months ended June 30,
	2015						2014
			Non-		Total		Total
	Recurring	Per	Recurring	Per	Capital	Per	Capital	Per
	Cap Ex	Unit(a)	Cap Ex	Unit(a)	Improvements	Unit(a)	Improvements	Unit(a)
Core Communities	$8,678	$225	$21,727	$563	$30,405	$788	$32,543	$844
2015 Acquisition Communities	214	225	749	788	963	1,013	-	-
2014 Acquisition Communities	237	225	955	908	1,192	1,133	4	80
Sub-total	9,129	225	23,431	577	32,560	802	32,547	844
2015 Disposed Communities	-	-	-	-	-	-	554	486
2014 Disposed Communities	-	-	-	-	-	-	221	333
Corporate office expenditures(b)	-	-	-	-	574	-	716	-

Total	$9,129	$225	$23,431	$577	$33,134	$802	$34,038	$824

(a)     Calculated using the weighted average number of units owned, including 38,569 core units, 2014 acquisition units of 1,052, and 2015 acquisition units of 951 for the three months ended June 30, 2015; and 38,569 core units, 2014 acquisition units of 50, 2014 disposed units of 663, and 2015 disposed units of 1,141 for the three months ended June 30, 2014.

(b)    No distinction is made between recurring and non-recurring expenditures for corporate office.  Corporate office expenditures include principally computer hardware, software, office furniture, fixtures and leasehold improvements.  Corporate office expenditures are excluded from per unit figures.

	For the six months ended June 30,
	2015						2014
			Non-		Total		Total
	Recurring	Per	Recurring	Per	Capital	Per	Capital	Per
	Cap Ex	Unit(a)	Cap Ex	Unit(a)	Improvements	Unit(a)	Improvements	Unit(a)
Core Communities	$17,357	$450	$30,369	$787	$47,726	$1,237	$52,706	$1,367
2015 Acquisition Communities	390	450	816	941	1,206	1,391	-	-
2014 Acquisition Communities	473	450	1,400	1,331	1,873	1,781	4	160
Sub-total	18,220	450	32,585	806	50,805	1,256	52,710	1,367
2015 Disposed Communities	104	332	-	-	104	332	876	768
2014 Disposed Communities	-	-	-	-	-	-	342	366
Corporate office expenditures(b)	-	-	-	-	1,044	-	1,079	-
Total	$18,324	$449	$32,585	$799	$51,953	$1,248	$55,007	$1,326

(a)     Calculated using the weighted average number of units owned, including 38,569 core units, 2014 acquisition units of 1,052, 2015 acquisition units of 867, and 2015 disposed units of 314 for the six months ended June 30, 2015; and 38,569 core units, 2014 acquisition units of 25, 2014 disposed units of 935, and 2015 disposed units of 1,141 for the six months ended June 30, 2014.

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

Summary of Core Properties

The Company had 113 apartment communities with 38,569 units which were owned during the three and six months ended June 30, 2015 and 2014 (the “Core Properties”).  The Company has one property with 851 units that completed significant renovations in the second quarter 2015 that began in 2011; accordingly, the operating results for 2015 are not comparable to 2014 due to those units being taken out of service during the redevelopment period (the “Redevelopment Property”).  The Company acquired three apartment communities with 1,052 units and placed into service another 404 units at two development communities during 2014; and acquired two apartment communities with 951 units and had another 40 units become available to rent at one development community during 2015 (the “Acquisition Communities”).  The Company also disposed of two apartment communities with 1,141 units during 2015 (the “Disposition Communities”).  The inclusion of these acquired, developed and disposed communities generally accounted for the significant changes in operating results for the three and six months ended June 30, 2015 as compared to the operating results for the three and six months ended June 30, 2014.

A summary of the net operating income for the Core Properties is as follows:

	Three Months					Six Months
	2015	2014	$ Change	% Change		2015	2014	$ Change	% Change
Rent	$150,636	$145,394	$5,242	3.6%		$298,412	$288,656	$9,756	3.4%
Utility recovery revenue	5,534	5,205	329	6.3%		13,073	13,184	(111)	(0.8%	)
Rent including recoveries	156,170	150,599	5,571	3.7%		311,485	301,840	9,645	3.2%
Property other income	7,158	7,170	(12)	(0.2%	)	13,940	13,901	39	0.3%
Total revenue	163,328	157,769	5,559	3.5%		325,425	315,741	9,684	3.1%
Operating and maintenance	(55,678)	(56,358)	680	1.2%		(117,419)	(118,894)	1,475	1.2%
Net operating income	$107,650	$101,411	$6,239	6.2%		$208,006	$196,847	$11,159	5.7%

A summary of the net operating income for the Company as a whole is as follows:

	Three Months					Six Months
	2015	2014	$ Change	% Change		2015	2014	$ Change	% Change
Rent	$163,112	$152,431	$10,681	7.0%		$323,992	$302,266	$21,726	7.2%
Utility recovery revenue	5,791	5,468	323	5.9%		13,700	13,768	(68)	(0.5%	)
Rent including recoveries	168,903	157,899	11,004	7.0%		337,692	316,034	21,658	6.9%
Property other income	7,751	7,505	246	3.3%		15,289	14,526	763	5.3%
Total revenue	176,654	165,404	11,250	6.8%		352,981	330,560	22,421	6.8%
Operating and maintenance	(61,006)	(59,468)	(1,538)	(2.6%	)	(128,313)	(125,039)	(3,274)	(2.6%	)
Net operating income	$115,648	$105,936	$9,712	9.2%		$224,668	$205,521	$19,147	9.3%

Results of Operations (continued)

Comparison of three months ended June 30, 2015 to the same period in 2014

Of the $10,681 increase in rental income, $8,658 is attributable to the Acquisition Communities and Redevelopment Property offset by a decrease of $3,219 attributable to the Disposition Communities.  The balance, an increase of $5,242, relates to a 3.6% increase from the Core Properties as the result of an increase of 3.0% in weighted average rental rates to $1,371 from $1,330 per apartment unit, and by a 0.5% increase in economic occupancy to 95.0% from 94.5%.  Economic occupancy is defined as total possible rental income, net of vacancy and bad debt expense, as a percentage of total possible rental income.  Total possible rental income is determined by valuing occupied units at contract rents and vacant units at market rents.  Of the $323 increase in utility recovery revenue, $329 is attributable to the Core Properties and $144 is attributable to the Acquisition Communities and Redevelopment Property, partially offset by a decrease of $150 attributable to the Disposed Communities.  The higher Core Properties utility recovery is primarily the result of higher sewer costs in the 2015 period compared to the 2014 period.

Property other income, which consists primarily of income from operation of laundry facilities, late charges, administrative fees, garage and carport rentals, revenue from corporate apartments, cable revenue, pet charges, and miscellaneous charges to residents, increased by $246.  Of the increase, $433 is attributable to the Acquisition Communities, partially offset by decreases of $164 attributable to the Disposed Communities, $11 for the Redevelopment Property and $12 for the Core Properties.  The decrease in Core Properties is primarily from decreases in revenue from corporate apartments and other income, partially offset by increases in cable revenue, pet charges, damages, miscellaneous charges to residents and lower bad debt expense.

Of the $1,538 increase in operating and maintenance expenses, $3,511 is attributable to the Acquisition Communities, partially offset by decreases of $1,271 attributable to the Disposed Communities, $22 for the Redevelopment Property and $680 for the Core Properties.  The decrease in Core Properties is primarily due to decreases in natural gas heating costs and repairs & maintenance expense, partially offset by increases in water & sewer costs, property insurance and real estate taxes.

Natural gas heating costs were down $398, or 16.4%, from a year ago due to lower commodity rates and a significant decrease in consumption due to the normal spring of 2015 compared to the extreme cold of 2014.  For the second quarter of 2015, our natural gas weighted average cost, including transportation of $3.00 per decatherm, was $7.37 per decatherm, compared to $7.65 per decatherm for the 2014 period, a 3.7% decrease.

Repairs & maintenance expense decreased $2,450, or 27.4%, primarily due to expected proceeds from insurance claims exceeding the cost basis of destroyed assets, with the most significant claim resulting in proceeds of $2,350 from a fire at one of the Company’s communities in 2015.  Without the impact of these recoveries, the recurring repairs & maintenance expense increased $280, or 3.2%.

Water & sewer costs were up $296, or 6.8%, from the 2014 period due primarily to new fees for storm water handling instituted by municipalities in our Mid-Atlantic region.

Property insurance increased $825, or 59.9%, primarily due to an increase in self-insured reserve adjustments between periods of $623 resulting from two significant fires at the Company’s communities in the 2015 period.  General liability insurance reserves were also increased $360 in 2015.  Without the impact of these major items above, recurring property insurance costs were down $159, or 11.5%, which is reflective of lower insurance policy premiums.

Real estate taxes increased $743, or 4.8%, primarily due to annual tax assessment increases, some of which are triggered by our investments in apartment upgrades and repositioning. The Company continues to challenge tax assessments on existing properties where appropriate.

Results of Operations (continued)

Comparison of three months ended June 30, 2015 to the same period in 2014 (continued)

General and administrative expenses decreased $164, or 2.3%.  General and administrative expenses as a percentage of total revenues were 3.9% for 2015 as compared to 4.2% for 2014.  Stock-based compensation costs were $312 lower than the same period of 2014 due to $127 lower restricted stock expense and the discontinuance of stock option grants in 2014 which resulted in $185 lower expense.  This decrease was partially offset by an increase in other general and administrative costs of $148 which included $162 in non-recurring expenses for abandoned pursuit costs.

Interest expense increased by $413, or 1.7%, in 2015 primarily due to higher line of credit borrowings in 2015, partially offset by a lower weighted average interest rate which decreased to 4.05% at June 30, 2015 as compared to 4.29% at June 30, 2014.  Refer to the information under the heading “Liquidity and Capital Resources” above for specific discussion of debt transactions impacting the average rate and overall interest expense.

Depreciation and amortization expense increased $3,745, or 8.4%, due to the depreciation on the Acquisition Communities and the capital additions to the Core Properties and Redevelopment Property.

Other expenses in 2015 primarily relate to costs associated with the evaluation of the merger offer from Lone Star, the structuring of the transaction with Lone Star and UDR, Inc. and related matters of $3,385 and in 2014 relate to property acquisition costs of $274 for the Acquisition Communities.

Impairment and other charges decrease of $4,342 is in connection with the 2014 decision to discontinue new property development and represent severance costs and accelerated recognition of stock-based compensation over the remaining service period of development personnel which were down to one full time equivalent at June 30, 2015.

Comparison of six months ended June 30, 2015 to the same period in 2014

Of the $21,726 increase in rental income, $16,282 is attributable to the Acquisition Communities and Redevelopment Property offset by a decrease of $4,312 attributable to the Disposition Communities.  The balance, an increase of $9,756, relates to a 3.4% increase from the Core Properties as the result of an increase of 3.0% in weighted average rental rates to $1,364 from $1,324 per apartment unit, and by a 0.4% increase in economic occupancy to 94.6% from 94.2%.  Of the $68 decrease in utility recovery revenue, $236 is attributable to the Disposed Communities, $111 is attributable to the Core Properties and $44 is attributable to the Redevelopment Property, partially offset by an increase of $323 attributable to the Acquisition Communities.  The lower Core Properties utility recovery revenue is a direct result of lower energy consumption in 2015 compared to the extreme cold weather experienced in the 2014 period.

Property other income, which consists primarily of income from operation of laundry facilities, late charges, administrative fees, garage and carport rentals, revenue from corporate apartments, cable revenue, pet charges, and miscellaneous charges to residents, increased by $763.  Of the increase, $804 is attributable to the Acquisition Communities and $39 is attributable to the Core Properties, partially offset by a decrease of $62 attributable to the Disposed Communities and $18 for the Redevelopment Property.  The increase in Core Properties is primarily from pet charges, application fees, damages, miscellaneous charges to residents and lower bad debt expense, partially offset by decreases in late charges, revenue from corporate apartments and other income.

Of the $3,274 increase in operating and maintenance expenses, $6,664 is attributable to the Acquisition Communities, partially offset by decreases of $1,853 attributable to the Disposed Communities, $62 for the Redevelopment Property and $1,475 for the Core Properties.  The decrease in Core Properties is primarily due to decreases in natural gas heating costs and repairs & maintenance expense, partially offset by increases in water & sewer costs, legal & professional, property insurance and real estate taxes.

Results of Operations (continued)

Comparison of six months ended June 30, 2015 to the same period in 2014 (continued)

Natural gas heating costs were down $1,025, or 11.1%, from a year ago due to lower commodity rates and a significant decrease in consumption due to the normal winter of 2015 compared to the extreme cold winter of 2014.  For 2015, our natural gas weighted average cost, including transportation of $3.00 per decatherm, was $7.35 per decatherm, compared to $7.68 per decatherm for the 2014 period, a 4.3% decrease.

Repairs & maintenance expense decreased $2,581, or 17.1%, primarily due to expected proceeds from insurance claims exceeding the cost basis of destroyed assets, with the most significant claim resulting in proceeds of $2,350 from a fire that occurred at one of the Company’s communities in 2015.  Without the impact of these recoveries, the recurring repairs & maintenance expense increased $149, or 1.0%.

Water & sewer costs were up $412, or 4.7%, from the 2014 period due primarily to new fees for storm water handling instituted by municipalities in our Mid-Atlantic region.

Legal & professional expenses were up $183, or 33.3%, directly due to legal costs incurred in connection with successful tax assessment challenges.

Property insurance increased $325, or 7.2%, primarily due to increase of $467 in self insured general liability losses and $136 in property losses reflecting increases in prior period claim estimates partially offset by lower current period losses.  The 2014 period experienced higher property losses and general liability claims due to the extreme cold weather in all of our regions causing pipe breaks and increase incidences of slips, trips and falls.  Without these insurance reserve adjustments, recurring property insurance costs were down $278, or 6.1%, primarily reflecting lower insurance premiums.

Real estate taxes increased $1,085, or 3.4%, primarily due to annual tax assessment increases some of which are triggered by our investments in apartment upgrades and repositioning.  In addition, the 2015 period contained prior period refunds and tax abatements of $345 compared to no prior period refunds in 2014.  Without these refunds and tax abatements real estate taxes were up $1,429, or 4.5%.  The Company continues to challenge tax assessments on existing properties where appropriate.

General and administrative expenses decreased $879, or 5.4%.  General and administrative expenses as a percentage of total revenues were 4.4% for 2015 as compared to 4.8% for 2014.  Stock-based compensation costs were $2,275 lower than the same period of 2014 due primarily to a change in vesting and the related expensing of restricted stock units for executives at or near official retirement age.  This change no longer requires these grants to be expensed immediately which resulted in $1,672 lower expense.  This decrease was partially offset by an increase to corporate bonus expense of $671 primarily due to the 2014 period having a lower performance from record winter weather.  All other general and administrative costs were up $725 which included $569 in non-recurring expenses for credit agency, recruitment, consulting and abandoned pursuit costs.

Interest expense increased by $1,044, or 2.1%, in 2015 primarily due to higher line of credit borrowings in 2015, partially offset by a lower weighted average interest rate which decreased to 4.05% at June 30, 2015 as compared to 4.29% at June 30, 2014.  Refer to the information under the heading “Liquidity and Capital Resources” above for specific discussion of debt transactions impacting the average rate and overall interest expense.

Depreciation and amortization expense increased $7,833, or 8.9%, due to the depreciation on the Acquisition Communities and the capital additions to the Core Properties and Redevelopment Property.

Other expenses increased $3,480 primarily due to $3,385 in costs associated with the evaluation of the merger offer from Lone Star, the structuring of the transaction with Lone Star and UDR, Inc. and related matters and $95 higher property acquisition costs in 2015 of the Acquisition Communities.

Impairment and other charges decrease of $4,161 is in connection with the 2014 decision to discontinue new property development and represent severance costs and accelerated recognition of stock-based compensation over the remaining service period of development personnel which were down to one full time equivalent at June 30, 2015.

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

Funds From Operations (continued)

The calculation of FFO, and FFO as adjusted, and reconciliation to GAAP net income attributable to common stockholders for the three and six months ended June 30, 2015 and 2014 are presented below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income attributable to common stockholders	$27,431	$22,469	$84,789	$68,260
Real property depreciation and amortization	47,703	44,587	94,975	88,676
Noncontrolling interest	4,719	3,994	14,664	12,174
Gain on disposition of property	-	-	(40,346)	(31,306)
FFO – Basic and Diluted, as defined by NAREIT	79,853	71,050	154,082	137,804
Loss from early extinguishment of debt in connection with sale of real estate	-	-	-	802
FFO – Basic and Diluted, as adjusted by the Company	$79,853	$71,050	$154,082	$138,606
Weighted average common shares/units outstanding(1):
Basic	68,061.8	67,452.0	68,000.7	67,379.1
Diluted	68,697.8	67,999.3	68,602.2	67,877.0

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

Contingencies

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

In addition, on June 26, 2015, a purported class action related to the Merger Agreement, Kelly v. Home Properties, Inc., et al., was filed in the Circuit Court for Baltimore City, Maryland, Case No. 24C15003400, against the Company, the Operating Partnership, Lone Star Funds, Parent, MergerSub, Partnership MergerSub, and the members of our board of directors.  Five other lawsuits, Lipovich v. Pettinella et al., Jonas v. Home Properties, Inc., et al., Umbach v. Home Properties, Inc., et al., Halberstam v. Home Properties, Inc., et al. and Sindoni v. Home Properties, Inc., et al., were subsequently filed in the Circuit Court for Baltimore City, Maryland, Case Nos. 24C15003523, 24C15003618, 24C15003707, 24C15003737 and 24C15003881, on July 1, 2015, July 9, 2015, July 15, 2015, July 16, 2015, and July 24, 2015 respectively.  These six lawsuits generally allege breaches of fiduciary duties by our directors in connection with the merger agreement.  More specifically, the complaints allege that the defendants failed to take appropriate steps to maximize stockholder value and improperly favored themselves in connection with the proposed transaction.  The complaints further assert that the Merger Agreement contains several deal protection provisions that are unnecessarily preclusive.  The complaints also allege that some or all of the Company, the Operating Partnership, Lone Star Funds, Parent, MergerSub, Partnership MergerSub, and UDR aided and abetted the directors’ purported breaches of fiduciary duty.  Additionally, the plaintiff in Jonas v. Home Properties, Inc., et al. purports to bring derivative claims for breach of fiduciary duty.  The complaints seek to enjoin defendants from consummating the proposed mergers, to rescind, to the extent already implemented, the Merger Agreement, and various additional remedies.  The defendants believe that the allegations against them lack merit and intend to defend against the lawsuits vigorously.

Stockholders may file additional lawsuits challenging the Mergers or the other transactions contemplated by the Merger Agreement, which may name the Company, the Operating Partnership and members of the Company Board as defendants.  No assurance can be made as to the outcome of such lawsuits or the lawsuits described above, including the amount of costs associated with defending these claims or any other liabilities that may be incurred in connection with the litigation of these claims.  If plaintiffs are successful in obtaining an injunction prohibiting the parties from completing the Mergers on the agreed-upon terms, such an injunction may delay the completion of the Mergers in the expected timeframe, or may prevent the Mergers from being completed altogether.  Whether or not any plaintiff’s claim is successful, this type of litigation may result in significant costs and diverts management’s attention and resources, which could adversely affect the operation of our business.

Recently Adopted and Recently Issued Accounting Standards

Disclosure of recently adopted and recently issued accounting standards is incorporated herein by reference to the discussion under Part I, Item 1, Notes to Consolidated Financial Statements, Note 2.

ITEM 3.                        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s primary market risk exposure is interest rate risk.  The Company’s debt is summarized as follows:

	June 30, 2015				December 31, 2014
	Amount (Millions)	Weighted- Average Maturity Years	Weighted- Average Interest Rate	Percent of Total	Amount (Millions)	Weighted- Average Maturity Years	Weighted- Average Interest Rate	Percent of Total
Fixed rate secured debt	$1,538	3.14	5.17%	63.3%	$1,613	3.51	5.20%	65.7%

Variable rate secured debt	23	1.75	2.93%	1.0%	24	2.25	2.90%	1.0%

Fixed rate unsecured debt(a)	450	3.74	2.96%	18.5%	450	4.24	2.96%	18.3%

Variable rate unsecured debt	419	1.64	1.19%	17.2%	369	2.02	1.19%	15.0%

Total	$2,430	2.98	4.05%	100.0%	$2,456	3.41	4.16%	100.0%

(a)             Includes $250 million of variable rate debt where the one-month LIBOR was swapped to a fixed rate of 0.685% at June 30, 2015 and December 31, 2014.

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

On January 6, 2015, the Company entered into two forward starting interest rate swaps with a total notional value of $280 million to hedge the risk of changes in the interest-related cash flows associated with a forecasted issuance of long-term debt.  The Company is hedging its exposure to the variability in future cash flows for forecasted transactions over a maximum period of 10 years.

At June 30, 2015 and December 31, 2014, the fair value of the Company’s total debt, including the unsecured notes payable and line of credit, amounted to a liability of $2.50 billion and $2.55 billion, respectively, compared to its carrying amount of $2.43 billion and $2.46 billion, respectively.  The Company estimates that a 100 basis point increase in market interest rates at June 30, 2015 would have changed the fair value of the Company’s total debt to a liability of $2.44 billion and would result in $3.5 million higher interest expense on the variable rate debt on an annualized basis.

The Company intends to continuously monitor and actively manage interest costs on its variable rate debt portfolio and may enter into swap positions based upon market fluctuations.  Accordingly, the cost of obtaining such interest rate protection agreements in relation to the Company’s access to capital markets will continue to be evaluated.  The Company has not, and does not plan to, enter into any derivative financial instruments for trading or speculative purposes.  In addition, the Company believes that it has the ability to obtain funds through additional debt and equity offerings and the issuance of UPREIT Units for property acquisitions.  As of June 30, 2015, the Company had no other material exposure to market risk.

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

The Company’s management, with the participation of the principal executive officer and the principal financial officer evaluated, as of June 30, 2015, the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act).  The Chief Executive Officer and Chief Financial Officer have determined that such disclosure controls and procedures are effective.

There have been no changes in the internal controls over financial reporting identified in connection with that evaluation, or that occurred during the second quarter of the year ending December 31, 2015, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In addition, on June 26, 2015, a purported class action related to the Merger Agreement, Kelly v. Home Properties, Inc., et al., was filed in the Circuit Court for Baltimore City, Maryland, Case No. 24C15003400, against the Company, the Operating Partnership, Lone Star Funds, Parent, MergerSub, Partnership MergerSub, and the members of our board of directors.  Five other lawsuits, Lipovich v. Pettinella et al., Jonas v. Home Properties, Inc., et al., Umbach v. Home Properties, Inc., et al., Halberstam v. Home Properties, Inc., et al. and Sindoni v. Home Properties, Inc., et al., were subsequently filed in the Circuit Court for Baltimore City, Maryland, Case Nos. 24C15003523, 24C15003618, 24C15003707, 24C15003737 and 24C15003881, on July 1, 2015, July 9, 2015, July 15, 2015, July 16, 2015, and July 24, 2015 respectively.  These six lawsuits generally allege breaches of fiduciary duties by our directors in connection with the merger agreement.  More specifically, the complaints allege that the defendants failed to take appropriate steps to maximize stockholder value and improperly favored themselves in connection with the proposed transaction.  The complaints further assert that the Merger Agreement contains several deal protection provisions that are unnecessarily preclusive.  The complaints also allege that some or all of the Company, the Operating Partnership, Lone Star Funds, Parent, MergerSub, Partnership MergerSub, and UDR aided and abetted the directors’ purported breaches of fiduciary duty.  Additionally, the plaintiff in Jonas v. Home Properties, Inc., et al. purports to bring derivative claims for breach of fiduciary duty.  The complaints seek to enjoin defendants from consummating the proposed mergers, to rescind, to the extent already implemented, the Merger Agreement, and various additional remedies.  The defendants believe that the allegations against them lack merit and intend to defend against the lawsuits vigorously.

Stockholders may file additional lawsuits challenging the Mergers or the other transactions contemplated by the Merger Agreement, which may name the Company, the Operating Partnership and members of the Company Board as defendants.  No assurance can be made as to the outcome of such lawsuits or the lawsuits described above, including the amount of costs associated with defending these claims or any other liabilities that may be incurred in connection with the litigation of these claims.  If plaintiffs are successful in obtaining an injunction prohibiting the parties from completing the Mergers on the agreed-upon terms, such an injunction may delay the completion of the Mergers in the expected timeframe, or may prevent the Mergers from being completed altogether.  Whether or not any plaintiff’s claim is successful, this type of litigation may result in significant costs and diverts management’s attention and resources, which could adversely affect the operation of our business.

ITEM 1A.               RISK FACTORS

Refer to the Risk Factors disclosure in the Company’s Form 10-K for the year ended December 31, 2014.  In addition to the risks identified in the 2014 Form 10-K, the Company is also subject to the following additional risks:

If the Mergers are completed, our stockholders will forgo the opportunity to benefit from potential future appreciation in the value of the Company.

If the Mergers are consummated, stockholders will no longer hold interests in the Company and, therefore, will not be entitled to benefit from any potential future appreciation in the value of the Company.  In addition, in the absence of the Mergers, the Company could have various opportunities to enhance its value, including, but not limited to, entering into a transaction that values the shares of common stock higher than the value provided for in the Merger Agreement.  Therefore, if the Mergers are completed, stockholders will forgo future appreciation, if any, in the value of the Company and the opportunity to participate in any other potential transactions that may have resulted in a higher price per share than the price to be paid in the Mergers.

Risk Factors (continued)

Failure to complete the Mergers could negatively affect the value of the Company’s common stock and its future business and financial results.

If the Mergers are not completed, the Company’s ongoing business could be adversely affected, and it would be subject to a variety of risks associated with the failure to complete the Mergers, including the following:

•                  being required, under certain circumstances, to pay the Parent a termination fee $150 million or reimburse Parent’s transaction expenses up to $35 million;

•                  incurrence of substantial costs in connection with the proposed Mergers and related transactions, such as legal, accounting, financial advisory, filing, printing and mailing fees;

•                  diversion of management focus and resources from operational matters and other strategic opportunities while working to implement the Mergers; and

•                  reputational harm due to the adverse perception of any failure to successfully complete the Mergers.

If the Mergers are not completed, these risks could materially affect the Company’s business and financial results and the price of its common stock.  Moreover, if the Mergers fail to occur as a result of Parent’s failure to obtain debt financing, Parent’s liability is limited to the payment of a $300 million termination fee, a portion of which the Company will share with UDR, Inc. in certain circumstances.

An adverse judgment in one or more lawsuits challenging the Mergers may prevent the Mergers from becoming effective or from becoming effective within the expected timeframe.

In addition, the Company, the Operating Partnership, and the members of the Company Board have been named as defendants in six separate putative class and/or derivative lawsuits brought by stockholders challenging the Mergers and seeking, among other things, to enjoin the completion of the Mergers and to rescind, to the extent already implemented, the Merger Agreement, and various additional remedies.  Stockholders may file additional lawsuits challenging the Mergers or the other transactions contemplated by the Merger Agreement, which may name the Company, the Operating Partnership and members of the Company Board as defendants.  No assurance can be made as to the outcome of such lawsuits, including the amount of costs associated with defending these claims or any other liabilities that may be incurred in connection with the litigation of these claims.  If plaintiffs are successful in obtaining an injunction prohibiting the parties from completing the Mergers on the agreed-upon terms, such an injunction may delay the completion of the Mergers in the expected timeframe, or may prevent the Mergers from being completed altogether.  Whether or not any plaintiff’s claim is successful, this type of litigation may result in significant costs and diverts management’s attention and resources, which could adversely affect the operation of our business.

The pendency of the Mergers could adversely affect the Company’s business and operations.

Prior to consummation of the Mergers, some of the Company’s residents or vendors may delay or defer decisions with respect to their business with the Company, which could negatively affect  revenues, earnings, cash flows and expenses, regardless of whether the Mergers are completed.  Similarly, current and prospective employees may experience uncertainty about their future roles with Parent and/or UDR following the Mergers, which may materially adversely affect the Company’s ability to attract and retain key personnel during the pendency of the Mergers.  In addition, due to operating restrictions in the Merger Agreement, the Company may be unable, during the pendency of the Mergers to pursue strategic transactions, undertake significant capital projects, undertake certain significant financing transactions and otherwise pursue other actions, even if such actions would prove beneficial.

Risk Factors (continued)

The Merger Agreement contains provisions that could discourage a potential competing acquirer of the Company or could result in any competing acquisition proposal being at a lower price than it might otherwise be.

Following July 22, 2015, the Merger Agreement contains provisions that, subject to limited exceptions, restrict the Company’s ability to solicit, initiate, knowingly encourage or facilitate any acquisition proposal.  With respect to any written, bona fide acquisition proposal that the Company receives, Parent generally has an opportunity to offer to modify the terms of the Merger Agreement in response to such proposal before the Company Board may withdraw or modify its recommendation to stockholders in response to such acquisition proposal or terminate the Merger Agreement to enter into a definitive agreement with respect to such acquisition proposal.  Upon termination of the Merger Agreement under circumstances relating to an acquisition proposal, the Company may be required to pay a termination fee of $150 million to Parent.

These provisions could discourage a potential competing acquirer that might have an interest in acquiring all or a significant part of the Company’s business from considering or making a competing acquisition proposal, even if the potential competing acquirer was prepared to pay consideration with a higher per share cash value than that market value proposed to be received or realized in the Mergers, or might cause a potential competing acquirer to propose to pay a lower price than it might otherwise have proposed to pay because of the added expense of the termination fee and expense reimbursement that may become payable in certain circumstances under the Merger Agreement.

The Mergers are subject to a number of conditions which, if not satisfied or waived in a timely manner, would delay the Mergers or adversely impact our ability to complete the transactions.

The completion of the Mergers is subject to certain conditions, including, among others, the closing of the transactions contemplated by the Contribution Agreement, completion of the Redemption of electing limited partners from the Operating Partnership, receipt of stockholder approval and other customary closing conditions set forth in the Merger Agreement.  While it is currently anticipated that the Mergers will be completed in the third or fourth quarter of 2015, there can be no assurance that such conditions will be satisfied in a timely manner or at all, or that an effect, event, development or change will not transpire that could delay or prevent these conditions from being satisfied.  If the Mergers have not been consummated by December 31, 2015, either the Company or Parent may terminate the Merger Agreement.

ITEM 2.                        UNREGISTERED SALES OF EQUITY SECURITIES; USE OF PROCEEDS FROM REGISTERED SECURITIES

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

The Company has a stock repurchase program, approved by the Board, under which it may repurchase shares of its common stock or UPREIT Units (the “Company Program”).  The shares and units may be repurchased through open market or privately negotiated transactions at the discretion of Company management.  The Board’s action did not establish a specific target stock price or a specific timetable for share repurchases.  At June 30, 2015, the Company had authorization to repurchase 2,291,160 shares of common stock and UPREIT Units under the Company Program.  During the six months ended June 30, 2015, the Company did not repurchase any shares under the Company Program.  The last year where the Company repurchased any shares under the program was 2008.  Under the terms of the Merger Agreement, the Company is prohibited from repurchasing its shares under the Company Program.

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

The following table summarizes the total number of shares (units) repurchased by the Company during the quarter ended June 30, 2015:

	Total	Average	Maximum shares/units
	shares/units	price per	available under the
Period	Purchased (1)(2)	share/unit	Company Program
Balance, March 31, 2015			2,291,160
April 1 to 30, 2015	1,784	$70.55	2,291,160
May 1 to 31, 2015	26,121	75.42	2,291,160
June 1 to 30, 2015	519	72.03	2,291,160
Balance, June 30, 2015	28,424	$75.05	2,291,160

(1)             Shares of common stock in the amount of 1,784 already owned by option holders were used by those holders to pay the exercise price associated with their option exercise; and 26,121 shares of common stock already owned by restricted stock award holders were used by those holders to pay the taxes associated with their award vesting;

(2)             The Company repurchased 519 shares of common stock through share repurchases by the transfer agent in the open market in connection with the Company’s 401(k) Savings Plan employee deferral and Company matching elections.

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

2.1

Agreement and Plan of Merger by and among Home Properties, Inc., Home Properties, L.P., LSREF4 Lighthouse Acquisitions, LLC, LSREF4 Lighthouse Corporate Acquisitions, LLC, LSREF4 Lighthouse Operating Acquisitions, LLC and UDR, Inc. dated June 22, 2015

Incorporated by reference to Report on Form 8-K filed with the Securities and Exchange Commission on June 22, 2015 (the “June 22, 2015 8-K”)

2.2	Contribution Agreement by and among Home Properties, L.P., UDR, Inc., United Dominion Realty, L.P. and LSREF4 Lighthouse Acquisitions, LLC, dated June 22, 2015	Incorporated by reference to the June 22, 2015 8-K.

3.1	First Amendment to Third Amended and Restated Bylaws of Home Properties, Inc., effective June 21, 2015	Incorporated by reference to the June 22, 2015 8-K.

31.1	Section 302 Certification of Chief Executive Officer	Filed herewith

31.2	Section 302 Certification of Chief Financial Officer	Filed herewith

32.1	Section 906 Certification of Chief Executive Officer	Furnished herewith

32.2	Section 906 Certification of Chief Financial Officer	Furnished herewith

101

XBRL (eXtensible Business Reporting Language). The following materials from the Home Properties, Inc. Quarterly Report on Form 10-Q for the period ended June 30, 2015, formatted in XBRL: (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of comprehensive income, (iv) consolidated statements of equity, (v) consolidated statements of cash flows and (vi) notes to consolidated financial statements. As provided in Rule 406T of Regulation S-T, this information is filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOME PROPERTIES, INC.
(Registrant)

Date:	August 10, 2015

By:	/s/ Edward J. Pettinella
Edward J. Pettinella
President and Chief Executive Officer

Date:	August 10, 2015

By:	/s/ David P. Gardner
David P. Gardner
Executive Vice President and
Chief Financial Officer